Form 10-Q
period 2012-06-30
Meetinghouse Bancorp, Inc.
filed 2012-09-24
CIK 1543367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number:  0-54779

MEETINGHOUSE BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	45-4640630
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

2250 Dorchester Avenue, Dorchester, Massachusetts	02124
(Address of principal executive offices)	(Zip Code)

(617) 298-2250

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of September 21, 2012, there were no shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

Meetinghouse Bancorp, Inc. (the “Company”) filed a Registration Statement on Form S-1 (the “Form S-1”), as amended, with the U.S. Securities and Exchange Commission (the “SEC”), which the SEC declared effective on August 10, 2012.  The Form S-1 includes financial statements for the interim period ended March 31, 2012.  Therefore, the Company is filing this Form 10-Q pursuant to Rule 13a-13 of the Securities Exchange Act of 1934, as amended, in order to file financial statements for the first quarter subsequent to the quarter reported upon the Form S-1.

The Company was incorporated in February 2012 by Meetinghouse Bank (the “Bank”), to be the Bank’s holding company upon completion of the Bank’s conversion from the mutual to stock form of organization and the common stock offering of the Company.  As of June 30, 2012, the conversion had not been completed.  Upon completion of the conversion, the Company will own all of the Bank’s outstanding capital stock and will direct, plan and coordinate the Bank’s business activities.  The Company is not currently an operating company and, therefore, the information presented in this report is on a consolidated basis for the Bank only.

MEETINGHOUSE BANCORP, INC.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

Meetinghouse Bank and Subsidiary

Consolidated Balance Sheets

	June 30,	September 30,
	2012	2011
	(unaudited)
ASSETS
Cash and due from banks	$4,152,309	$2,379,311
Federal funds sold	—	222,000
Interest-bearing demand deposits with other banks	3,712,716	5,911,618
Cash and cash equivalents	7,865,025	8,512,929
Interest-bearing time deposits in other banks	3,456,000	1,646,000
Investments in available-for-sale securities, at fair value	6,531,251	6,110,844
Federal Home Loan Bank stock, at cost	401,000	527,300
Loans held-for-sale	6,934,704	4,425,505
Loans, net of allowance for loan losses of $335,730 as of June 30, 2012 and $315,506 as of September 30, 2011	44,350,266	42,375,521
Premises and equipment, net	1,439,910	1,177,116
Investment in real estate	467,193	—
Other real estate owned	500,126	500,126
Cooperative Central Bank deposit	426,950	426,950
Accrued interest receivable	175,409	182,006
Other assets	799,221	318,744
Total assets	$73,347,055	$66,203,041

LIABILITIES AND EQUITY
Deposits:
Noninterest-bearing	$13,883,824	$10,019,519
Interest-bearing	53,921,316	50,733,730
Total deposits	67,805,140	60,753,249
Net deferred tax liability	141,385	91,744
Other liabilities	130,273	192,923
Total liabilities	68,076,798	61,037,916

Equity:
Surplus	5,124,884	4,983,275
Accumulated other comprehensive income	145,373	181,850
Total equity	5,270,257	5,165,125
Total liabilities and equity	$73,347,055	$66,203,041

The accompanying notes are an integral part of these consolidated financial statements.

Meetinghouse Bank and Subsidiary

Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
		(unaudited)
Interest and dividend income:
Interest and fees on loans	$558,499	$598,486	$1,727,306	$1,843,720
Interest and dividends on securities	51,237	62,087	193,817	208,757
Other interest	7,535	3,065	15,655	6,196
Total interest and dividend income	617,271	663,638	1,936,778	2,058,673
Interest expense:
Interest on deposits	145,469	155,756	454,293	491,004
Interest on Federal Home Loan Bank advances	—	2,084	—	6,375
Total interest expense	145,469	157,840	454,293	497,379
Net interest and dividend income	471,802	505,798	1,482,485	1,561,294
Provision (benefit) for loan losses	7,981	4,444	20,224	(6,259)
Net interest and dividend income after provision (benefit) for loan losses	463,821	501,354	1,462,261	1,567,553
Noninterest income:
Gain on secondary market activities	111,488	50,976	410,963	393,110
Customer service fees	72,716	72,776	223,535	217,876
Other income	8,901	8,612	25,857	36,444
Total noninterest income	193,105	132,364	660,355	647,430
Noninterest expense:
Salaries and employee benefits	379,649	356,292	1,078,919	1,004,425
Occupancy and equipment expense	59,561	63,079	175,566	171,343
Professional fees	49,318	50,668	141,933	185,973
Data processing	57,726	46,386	163,951	138,007
Deposit insurance expense	13,970	24,916	26,514	76,514
Advertising	11,757	14,168	33,421	28,418
Supplies	15,458	11,876	40,817	34,748
Other real estate owned expense	10,728	7,188	29,786	14,797
Other expense	64,888	53,520	196,308	184,665
Total noninterest expense	663,055	628,093	1,887,215	1,838,890
(Loss) income before income tax (benefit) expense	(6,129)	5,625	235,401	376,093
Income tax (benefit) expense	(3,233)	1,325	93,792	149,910
Net (loss) income	$(2,896)	$4,300	$141,609	$226,183

The accompanying notes are an integral part of these consolidated financial statements.

Meetinghouse Bank and Subsidiary

Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
		(unaudited)

Net (loss) income	$(2,896)	$4,300	$141,609	$226,183

Net unrealized holding gain (losses) on available-for-sale securities	2,844	47,442	(62,851)	(6,765)
Reclassification adjustment	—	—	—	—
Net unrealized gains (losses)	2,844	47,442	(62,851)	(6,765)
Income tax (expense) benefit	(151)	(18,926)	26,374	439
Other comprehensive income (loss), net of tax	2,693	28,516	(36,477)	(6,326)

Total comprehensive (loss) income	$(203)	$32,816	$105,132	$219,857

The accompanying notes are an integral part of these consolidated financial statements.

Meetinghouse Bank and Subsidiary

Consolidated Statements of Changes in Equity

For the Nine Months Ended June 30, 2012 and 2011 (unaudited)

		Accumulated
		Other
		Comprehensive
	Surplus	Income	Total
Balance, September 30, 2010	$4,690,284	$182,695	$4,872,979
Comprehensive income:
Net income	226,183	—	226,183
Net change in unrealized holding gain on available-for-sale securities, net of tax effect	—	(6,326)	(6,326)
Balance, June 30, 2011 (unaudited)	$4,916,467	$176,369	$5,092,836

Balance, September 30, 2011	$4,983,275	$181,850	$5,165,125
Comprehensive income:
Net income	141,609	—	141,609
Net change in unrealized holding gain on available-for-sale securities, net of tax effect	—	(36,477)	(36,477)
Balance, June 30, 2012 (unaudited)	$5,124,884	$145,373	$5,270,257

The accompanying notes are an integral part of these consolidated financial statements.

Meetinghouse Bank and Subsidiary

Consolidated Statements of Cash Flows

	Nine Months Ended
	June 30,
	2012	2011
	(unaudited)
Cash flows from operating activities:
Net income	$141,609	$226,183
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of securities, net	38,461	36,274
Provision (benefit) for loan losses	20,224	(6,259)
Change in deferred loan costs, net	(65,866)	6,282
Loans originated for sale	(66,069,160)	(44,109,330)
Proceeds from sale of loans	63,970,924	50,463,391
Gain on loans sold	(410,963)	(393,110)
Depreciation and amortization	59,461	53,383
Decrease in accrued interest receivable	6,597	11,977
Increase in other assets	(488,375)	(115,777)
Deferred tax expense (benefit)	76,015	(158,728)
(Decrease) increase in accrued expenses and other liabilities	(62,650)	130,244

Net cash (used in) provided by operating activities	(2,783,723)	6,144,530

Cash flows from investing activities:
Purchases of interest-bearing time deposits in other banks	(2,059,000)	—
Proceeds from maturities of interest-bearing time deposits in other banks	249,000	—
Purchases of available-for-sale securities	(1,769,843)	(883,040)
Proceeds from maturities of available-for-sale securities	1,248,124	1,418,342
Redemption of Federal Home Loan Bank stock	126,300	—
Loan originations and principal collections, net	(1,929,103)	321,189
Capital expenditures	(314,357)	(317,443)
Investment in real estate	(467,193)	—

Net cash (used in) provided by investing activities	(4,916,072)	539,048

Cash flows from financing activities:
Net increase (decrease) in demand deposits, NOW and savings accounts	5,180,241	(72,188)
Net increase (decrease) in time deposits	1,871,650	(569,183)
Advances received from Federal Home Loan Bank	—	1,000,000
Repayments of Federal Home Loan Bank advances	—	(194,771)
Net change in short-term advances	—	(1,085,000)

Net cash provided by (used in) financing activities	7,051,891	(921,142)

Net (decrease) increase in cash and cash equivalents	(647,904)	5,762,436
Cash and cash equivalents at beginning of period	8,512,929	3,606,623
Cash and cash equivalents at end of period	$7,865,025	$9,369,059

Supplemental disclosures:
Loans transferred to other real estate owned	$—	$500,126
Interest paid	454,306	497,070
Income taxes paid	256,030	89,418

The accompanying notes are an integral part of these consolidated financial statements.

Meetinghouse Bank and Subsidiary

Notes to Unaudited Consolidated Financial Statements

Note 1 - BASIS OF PRESENTATION:

The consolidated interim financial statements include the accounts of Meetinghouse Bank and the Bank’s wholly-owned subsidiary, Meetinghouse Securities Corporation, as of June 30, 2012 (unaudited) and September 30, 2011.  All significant intercompany accounts and transactions have been eliminated in the consolidation.

In the opinion of management, the unaudited consolidated interim financial statements include all significant adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Bank, the statements of income, comprehensive income, changes in equity and cash flows for the interim periods presented.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  In preparing the financial statements, management is required to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.  Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and income taxes.

Certain financial information, which is normally included in financial statements prepared in accordance with GAAP, but which is not required for interim reporting purposes, has been condensed or omitted.  The net income reported for the three and nine months ended June 30, 2012 (unaudited) is not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2012 or any interim periods.

NOTE 2 - NATURE OF OPERATIONS

Meetinghouse Bank (the “Bank”) is headquartered in Dorchester, Massachusetts.  The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in residential and commercial real estate loans, construction loans, and in consumer and small business loans.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2010, the Financial Accounting Standards Board (FASB) issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  This ASU is created to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables.  This ASU is intended to provide additional information to assist financial statement users in assessing the entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses.  The amendments in this ASU are effective for public entities as of the end of a reporting period for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  For nonpublic entities, the disclosures are effective for annual reporting periods ending on or after December 15, 2011.  See Note 5.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.”  This ASU addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations.  This ASU is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  This ASU provides additional guidance or clarification to help creditors determine whether a restructuring constitutes a troubled debt restructuring.  The amendments in this ASU are effective for annual periods ending on or after December 15, 2012, including interim periods within those annual periods.  Early adoption is permitted; and a nonpublic entity that elects early adoption should apply the provisions retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.  Additional disclosures are also required under this ASU.  The adoption of this guidance is not expected to have a material impact on the Bank’s results of operations or financial position.

In April 2011, the FASB issued ASU 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.”  The objective of this ASU is to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  This ASU prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements.  The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011.  Early adoption is not permitted. The adoption of this guidance did not have a material impact on the Bank’s results of operations or financial position.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.”  The amendments in this ASU explain how to measure fair value.  They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The amendments in this ASU are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011.  The adoption of this guidance did not have a material impact on the Bank’s results of operations or financial position.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.”  The objective of this ASU is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  Under this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  An entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  An entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  The amendments in this ASU should be applied retrospectively.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter.  The adoption of this guidance did not have a material impact on the Bank’s results of operations or financial position.

In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other”, an update to ASC 350, “Intangibles — Goodwill and Other.”  ASU 2011-08 simplifies how entities, both public and nonpublic, test goodwill for impairment.  The amendments in this update permit an entity to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  For public and nonpublic entities, the amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.  The adoption of this guidance did not have an impact on the Bank’s results of operations or financial position.

In September 2011, the FASB issued ASU 2011-09, “Disclosures About an Employer’s Participation in a Multiemployer Plan,” which amends ASC 715-80, “Compensation — Retirement Benefits - Multiemployer Plans,” and requires additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans.  This objective of this ASU is to help users of financial statements assess the potential future cash flow implications relating to an employer’s participation in multiemployer pension plans.  The disclosures also will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside the financial statements.  For public entities, the amendments in this ASU are effective for fiscal years ending after December 15, 2011, with early adoption permitted.  For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, with early adoption permitted.  The amendments should be applied retrospectively for all prior periods presented.  The adoption of this guidance is not expected to have a material impact on the Bank’s results of operations or financial position.

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities.” This ASU is to enhance current disclosures. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The amendments in this ASU are effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Bank does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”  The amendments in this update defer those changes in ASU 2011-05 that relate to the presentation of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  All other requirements in ASU 2011-05 are not affected by this update.  The amendments are effective during interim and annual periods beginning after December 15, 2011.   The Bank does not anticipate that the adoption of this guidance did not have a material impact on its consolidated financial statements.

NOTE 4 - INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

Debt securities have been classified in the consolidated balance sheets according to management’s intent.  The amortized cost of securities and their approximate fair values are as follows:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
June 30, 2012: (unaudited)
Corporate debt securities	$300,000	$12,774	$—	$312,774
U.S. Government and federal agency obligations	552,232	625	462	552,395
Mortgage-backed securities	5,441,382	225,474	774	5,666,082
	$6,293,614	$238,873	$1,236	$6,531,251

September 30, 2011:
Corporate debt securities	$300,000	$26,700	$—	$326,700
Mortgage-backed securities	5,510,356	273,788	—	5,784,144
	$5,810,356	$300,488	$—	$6,110,844

The fair value of debt securities by contractual maturity at June 30, 2012 follows:

Fair
Value
(unaudited)
Due after five years though ten years	$500,264
Due in more than ten years	364,905
Mortgage-backed securities	5,666,082
$6,531,251

There were no sales of available-for-sale securities for the nine months ended June 30, 2012 and 2011 (unaudited).

There were no securities of issuers which exceeded 10% of equity as of June 30, 2012 (unaudited).

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2012 (unaudited):
U.S. Government and federal agency obligations	$52,131	$462	$—	$—	$52,131	$462
Mortgage-backed securities	753,972	774	—	—	753,972	774
	$806,103	$1,236	$—	$—	$806,103	$1,236

The investments in the Bank’s investment portfolio that are temporarily impaired as of June 30, 2012 (unaudited) consist of one debt security issued by a U.S. Government federal agency and two mortgage-backed securities with strong credit ratings.  The unrealized loss at June 30, 2012 (unaudited) is attributable to changes in market interest rates since the Bank acquired the securities.  As management has the ability and the intent to hold debt securities until recovery, the declines are deemed not to be other-than-temporary.

NOTE 5 - LOANS

Loans consisted of the following:

	June 30,	September 30,
	2012	2011
	(unaudited)
Real estate loans:
Residential	$29,180,974	$27,895,858
Commercial	6,817,198	6,554,793
Construction	653,275	907,402
Multi-family	1,174,402	931,468
Total real estate	37,825,849	36,289,521

Commercial	1,390,301	928,285

Consumer loans:
Home equity	4,477,598	4,925,993
Other	864,908	485,754
Total consumer	5,342,506	5,411,747

	44,558,656	42,629,553
Allowance for loan losses	(335,730)	(315,506)
Deferred loan costs, net	127,340	61,474
Net loans	$44,350,266	$42,375,521

The following table sets forth information regarding the allowance for loan losses by portfolio segment as of and for the nine months ended June 30, 2012 (unaudited):

	Real Estate						Consumer
	1-4 Family	1-4 Family
	Owner	Non-Owner
	Occupied	Occupied	Multifamily	Commercial	Construction	Commercial	Home Equity	Other	Total
Allowance for loan losses:
Beginning balance	$108,250	$52,727	$9,315	$65,531	$9,074	$18,566	$47,816	$4,227	$315,506
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Provision (benefit)	46,539	(1,809)	2,429	(3,820)	(2,541)	(6,040)	(19,279)	4,745	20,224
Ending balance	$154,789	$50,918	$11,744	$61,711	$6,533	$12,526	$28,537	$8,972	$335,730

Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—

Ending balance:
Collectively evaluated for impairment	154,789	50,918	11,744	61,711	6,533	12,526	28,537	8,972	335,730

Total allowance for loan losses ending balance	$154,789	$50,918	$11,744	$61,711	$6,533	$12,526	$28,537	$8,972	$335,730

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—

Ending balance:
Collectively evaluated for impairment	21,347,507	7,833,467	1,174,402	6,817,198	653,275	1,390,301	4,477,598	864,908	44,558,656

Total loans ending balance	$21,347,507	$7,833,467	$1,174,402	$6,817,198	$653,275	$1,390,301	$4,477,598	$864,908	$44,558,656

The following table sets forth information regarding the allowance for loan losses by portfolio segment as of September 30, 2011:

	Real Estate						Consumer
	1-4 Family	1-4 Family
	Owner	Non-Owner
	Occupied	Occupied	Multifamily	Commercial	Construction	Commercial	Home Equity	Other	Total
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—

Ending balance:
Collectively evaluated for impairment	108,250	52,727	9,315	65,531	9,074	18,566	47,816	4,227	315,506

Total allowance for loan losses ending balance	$108,250	$52,727	$9,315	$65,531	$9,074	$18,566	$47,816	$4,227	$315,506

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—

Ending balance:
Collectively evaluated for impairment	19,783,977	8,111,881	931,468	6,554,793	907,402	928,285	4,925,993	485,754	42,629,553

Total loans ending balance	$19,783,977	$8,111,881	$931,468	$6,554,793	$907,402	$928,285	$4,925,993	$485,754	$42,629,553

Nine Months Ended
June 30,
2011
(unaudited)
Balance at beginning of period	$326,281
Benefit for loan losses	(6,259)
Balance at end of period	$320,022

The following table sets forth information regarding nonaccrual loans and past-due loans as of June 30, 2012 (unaudited):

			90 Days	Total	Total		Total
	30-59 Days	60-89 Days	Or More	Past Due	Current	Total	Non Accrual
Real estate:
Residential one-to- four family	$916,662	$72,592	$243,451	$1,232,705	$27,948,269	$29,180,974	$243,451
Commercial	—	—	—	—	6,817,198	6,817,198	—
Construction	—	—	—	—	653,275	653,275	—
Multi-family	—	—	—	—	1,174,402	1,174,402	—
Commercial	—	—	—	—	1,390,301	1,390,301	—
Consumer	2,867	—	1,092	3,959	5,338,547	5,342,506	1,092
Total	$919,529	$72,592	$244,543	$1,236,664	$43,321,992	$44,558,656	$244,543

The following table sets forth information regarding nonaccrual loans and past-due loans as of September 30, 2011:

			90 Days	Total	Total		Total
	30-59 Days	60-89 Days	Or More	Past Due	Current	Total	Non Accrual
Real estate:
Residential one-to- four family	$267,187	$—	$—	$267,187	$27,628,671	$27,895,858	$—
Commercial	—	—	—	—	6,554,793	6,554,793	—
Construction	—	—	—	—	907,402	907,402	—
Multi-family	—	—	—	—	931,468	931,468	—
Commercial	—	—	—	—	928,285	928,285	—
Consumer	308,044	—	25,355	333,399	5,078,348	5,411,747	25,355
Total	$575,231	$—	$25,355	$600,586	$42,028,967	$42,629,553	$25,355

There were no loans that meet the definition of an impaired loan in ASC 310-10-35, “Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality — Subsequent Measurement,” as of June 30, 2012 and for the nine months then ended (unaudited).

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of September 30, 2011 and for the year then ended:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Real Estate:
Commercial	$—	$—	$—	$125,133	$—
Total impaired with no related allowance	$—	$—	$—	$125,133	$—

Total impaired with an allowance recorded	$—	$—	$—	$—	$—
Total:
Real Estate:
Commercial	$—	$—	$—	$125,133	$—
Total impaired loans	$—	$—	$—	$125,133	$—

There were no loans modified during the nine months ended June 30, 2012 (unaudited) or during the year ended September 30, 2011 that met the definitions of a troubled debt restructured loan as described in ASC 310-10-50.

Credit Quality Information

The Bank utilizes an eight grade internal loan rating system for residential and commercial real estate, construction and commercial loans as follows, the Bank does not risk rate consumer loans:

Loans rated 1 - 4:  Loans in these categories are considered “pass” rated loans and conform in all respects to Bank and regulatory requirements.  These are also loans for which no repayment risk has been identified.  Credit or collateral exceptions are minimal, are in the process of correction and do not represent risk.

Loans rated 5:  Loans in this category are considered “special mention” and are fundamentally sound, but exhibit potentially unwarranted credit risk or other unsatisfactory characteristics.  The likelihood of loss to the Bank is remote.

Loans rated 6:  Loans in this category are considered “substandard” and are inadequately protected by current sound net worth, paying capacity of the obligor, or the value of pledged collateral; as well as those loans with unsatisfactory characteristics indicating higher levels of risk.  The combination of one or more of these characteristics increases the possibility of loss to the Bank.

Loans rated 7:  Loans in this category are considered “doubtful.”  Loans in this category exhibit weaknesses inherent in the substandard classification and, in addition, collection or liquidation in full is highly questionable.

Loans rated 8:  Loans in this category are considered uncollectible (“loss”) and are considered uncollectible and of such little value that their continuance as an active asset is not warranted.

On an annual basis, or more often if needed, the Bank formally reviews the ratings on all commercial real estate, construction and commercial loans.  For all residential real estate and consumer loans, the Bank initially assesses credit quality based upon the borrower’s ability to service the debt and subsequently monitors these loans based upon the borrower’s payment activity.

The following table presents the Bank’s loans by risk rating as of June 30, 2012 (unaudited):

	Real Estate					Consumer
	Residential	Multi-Family	Commercial	Construction	Commercial	Home Equity	Other	Total
Grade:
Pass	$28,400,827	$1,174,402	$6,557,626	$653,275	$1,390,301	$—	$—	$38,176,431
Special Mention	259,154	—	—	—	—	43,451	195,000	497,605
Substandard	520,993	—	259,572	—	—	23,998	—	804,563
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Not formally rated	—	—	—	—	—	4,410,149	669,908	5,080,057
Total	$29,180,974	$1,174,402	$6,817,198	$653,275	$1,390,301	$4,477,598	$864,908	$44,558,656

The following table presents the Bank’s loans by risk rating as of September 30, 2011:

	Real Estate					Consumer
	Residential	Multi-Family	Commercial	Construction	Commercial	Home Equity	Other	Total
Grade:
Pass	$25,928,365	$931,468	$5,587,641	$907,402	$693,285	$—	$—	$34,048,161
Special Mention	1,501,175	—	967,152	—	235,000	24,570	—	2,727,897
Substandard	466,318	—	—	—	—	180,393	—	646,711
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Not formally rated	—	—	—	—	—	4,721,030	485,754	5,206,784
Total	$27,895,858	$931,468	$6,554,793	$907,402	$928,285	$4,925,993	$485,754	$42,629,553

NOTE 6 - FAIR VALUE MEASUREMENTS

ASC 820-10, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value under generally accepted accounting principles.  This guidance also allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.

In accordance with ASC 820-10, the Bank groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 - Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange.  Level 1 also includes U.S. Treasury, other U.S. Government and agency mortgage-backed securities that are traded by dealers or brokers in active markets.  Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 - Valuations for assets and liabilities traded in less active dealer or broker markets.  Valuations are obtained from third party pricing services for identical or comparable assets or liabilities.

Level 3 - Valuations for assets and liabilities that are derived from other methodologies, including option pricing models, discounted cash flow models and similar techniques, are not based on market exchange, dealer, or broker traded transactions.  Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets and liabilities.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Bank’s financial assets and financial liabilities carried at fair value for June 30, 2012 (unaudited) and September 30, 2011.  The Bank did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the nine months ended June 30, 2012 (unaudited) and the year ended September 30, 2011.

The Bank’s cash instruments are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

The Bank’s investment in mortgage-backed securities and other debt securities available-for-sale is generally classified within level 2 of the fair value hierarchy.  For these securities, we obtain fair value measurements from independent pricing services.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument’s terms and conditions.

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence.  In the absence of such evidence, management’s best estimate is used.  Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.

The Bank’s impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using level 2 inputs based upon appraisals of similar properties obtained from a third party.  The fair value of impaired loans estimated using level 3 inputs are based on management estimates.

The following summarizes assets measured at fair value on a recurring basis for the periods ending June 30, 2012 (unaudited) and September 30, 2011:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
June 30, 2012 (unaudited):
Securities available-for-sale:
U.S. Government and federal agency obligations	$552,395	$—	$552,395	$—
Corporate debt securities	312,774	—	312,774	—
Mortgage-backed securities	5,666,082	—	5,666,082	—
	$6,531,251	$—	$6,531,251	$—
September 30, 2011:
Securities available-for-sale	$6,110,844	$—	$6,110,844	$—

The estimated fair values of the Bank’s financial instruments, all of which are held or issued for purposes other than trading, are as follows:

	June 30, 2012		September 30, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(unaudited)
Financial assets:
Cash and cash equivalents	$7,865,025	$7,865,025	$8,512,929	$8,512,929
Interest-bearing time deposits with other banks	3,456,000	3,452,956	1,646,000	1,648,454
Available-for-sale securities	6,531,251	6,531,251	6,110,844	6,110,844
Federal Home Loan Bank stock	401,000	401,000	527,300	527,300
Loans held-for-sale	6,934,704	7,049,359	4,425,505	4,689,458
Loans, net	44,350,266	45,603,249	42,375,521	42,528,852
Accrued interest receivable	175,409	175,409	182,006	182,006

Financial liabilities:
Deposits	67,805,140	67,996,591	60,753,249	60,970,752

NOTE 7 - REGULATORY CAPITAL

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of June 30, 2012 (unaudited) and September 30, 2011, the Bank met all capital adequacy requirements to which it was subject at such dates.

As of June 30, 2012 (unaudited), the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios are also presented in the table.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
		(Dollar amounts in thousands)
As of June 30, 2012 (unaudited):
Total Capital (to Risk Weighted Assets)	$5,460	13.2%	$3,319	>8.0%	$4,148	>10.0%
Tier 1 Capital (to Risk Weighted Assets)	5,125	12.3	1,659	>4.0	2,489	>6.0
Tier 1 Capital (to Average Assets)	5,125	7.2	2,846	>4.0	2,074	>5.0

As of September 30, 2011:
Total Capital (to Risk Weighted Assets)	5,279	13.2	3,191	>8.0	3,989	>10.0
Tier 1 Capital (to Risk Weighted Assets)	4,964	12.4	1,596	>4.0	2,393	>6.0
Tier 1 Capital (to Average Assets)	4,964	7.7	2,572	>4.0	3,215	>5.0

NOTE 8 - OTHER COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of accumulated other comprehensive income, included in equity are as follows:

	June 30,	September 30,
	2012	2011
	(unaudited)
Net unrealized holding gains on available-for-sale securities	$237,637	$300,488
Income tax expense	(92,264)	(118,638)

Accumulated other comprehensive income	$145,373	$181,850

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Safe Harbor Statement for Forward-Looking Statements

This report may contain forward-looking statements within the meaning of the federal securities laws.  These statements are not historical facts; rather they are statements based on the Company’s current expectations regarding its business strategies and their intended results and its future performance.  Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.

Forward-looking statements are not guarantees of future performance.  Numerous risks and uncertainties could cause or contribute to the Bank’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements.  Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines.  Additional factors that may affect our results are discussed beginning on page 12 of the Company’s prospectus dated August 10, 2012 under the section titled “Risk Factors.”  These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies.

Allowance for Loan Losses.  The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: the likelihood of default; the loss exposure at default; the amount and timing of future cash flows on impaired loans; the value of collateral; and the determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the Federal Deposit Insurance Corporation and Massachusetts Commissioner of Banks, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.

Deferred Tax Assets.  Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. Management reviews deferred tax assets on a quarterly basis to identify any uncertainties pertaining to realization of such assets. In determining whether a valuation allowance is required against deferred tax assets, management assesses historical and forecasted operating results, including a review of eligible carryforward periods, tax planning opportunities and other relevant considerations. We believe the accounting estimate related to the valuation allowance is a critical estimate because the underlying assumptions can change from period to period. For example, tax law changes or variances in future projected operating performance could result in a change in the valuation allowance. Should actual factors and conditions differ materially from those used by management, the actual realization of net deferred tax assets could differ materially from the amounts recorded in the financial statements. If we were not able to realize all or part of our deferred tax assets in the future, an adjustment to the related valuation allowance would be charged to income tax expense in the period such determination was made and could have a negative impact on earnings. In addition, if actual factors and conditions differ materially from those used by management, we could incur penalties and interest imposed by taxing authorities.

Comparison of Financial Condition at June 30, 2012 (unaudited) and September 30, 2011

Total Assets. Total assets increased by $7.1 million, from $66.2 million at September 30, 2011 to $73.3 million at June 30, 2012, primarily due to an increase in loans held-for-sale and net loans. This increase was primarily offset by a decrease in cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $648,000, from $8.5 million at September 30, 2011 to $7.9 million at June 30, 2012, in order to fund new loan originations. Federal funds sold and interest-bearing demand deposit balances decreased by $2.4 million, from $6.1 million at September 30, 2011 to $3.7 million at June 30, 2012, in order to fund new loan originations.

Securities. Our securities portfolio consists primarily of residential mortgage-backed securities issued by U.S. government agencies and government sponsored enterprises. Investments in available-for-sale securities increased by $420,000 from $6.1 million at September 30, 2011 to $6.5 million at June 30, 2012, due to new investment purchases, net of repayments.

Loans, Net. Loans, net, increased by $2.0 million, from $42.4 million at September 30, 2011 to $44.4 million at June 30, 2012. This increase was primarily due to new loans originated, net of repayments.

Loans Held-for-Sale. Loans held-for-sale increased by $2.5 million, from $4.4 million at September 30, 2011 to $6.9 million at June 30, 2012, primarily due to demand created for fixed-rate residential mortgage loans by the prevailing low interest rate environment.

Deposits. Our primary sources of funds are retail deposit accounts held primarily by individuals and businesses within our primary market area. Total deposits increased by $7.0 million, from $60.8 million at September 30, 2011 to $67.8 million at June 30, 2012, primarily due to a $3.9 million increase in noninterest-bearing accounts and a $1.9 million increase in certificates of deposit. Cumulative increases in the balances of other deposit accounts accounted for the remainder of the increase in total deposits.

Borrowings. We generally use borrowings from the Federal Home Loan Bank of Boston to supplement our supply of funds for loans and securities. No Federal Home Loan Bank of Boston borrowings were outstanding at either June 30, 2012 or September 30, 2011.

Comparison of Results of Operations for the Three Months Ended June 30, 2012 and 2011 (unaudited)

Net Income (Loss). Net income decreased by $7,000, from $4,000 in the 2011 period to $(3,000) in the 2012 period, primarily due to a decrease in net interest and dividend income and an increase in noninterest expense, offset by an increase in noninterest income.

Net Interest and Dividend Income. Net interest and dividend income decreased by $34,000, from $506,000 in the 2011 period to $472,000 in the 2012 period, primarily due to declining market interest rates. The yield on interest-earning assets decreased from 4.48% in the 2011 period to 3.72% in the 2012 period, which offset an increase in the average balance of interest-earning assets from $59.3 million to $66.4 million. The average rate paid on interest-bearing liabilities decreased from 1.26% in the 2011 period to 1.07% in the 2012 period, which offset an increase in the average balance of interest-bearing liabilities from $50.2 million to $54.0 million. The interest rate spread decreased from 3.22% in the 2011 period to 2.65% in the 2012 period.

Average Balances and Yields.  The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using daily balances. Loan fees are included in interest income on loans and are insignificant.

	For the Three Months Ended June 30,
	2012			2011
(Dollars in thousands)	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Securities (1)	$7,507	$51	2.72%	$6,971	$62	3.56%
Loans, net (2)	46,494	558	4.80	43,411	599	5.52
Other interest-earning assets (3)	12,369	8	0.26	8,918	3	0.13
Total interest-earning assets	66,370	617	3.72	59,300	664	4.48

Noninterest earning assets	6,559			4,866

Total assets	$72,929			$64,166

Interest-bearing liabilities:
Regular savings accounts	$8,961	6	0.27	$8,656	6	0.28
Money market accounts	9,636	12	0.50	8,240	16	0.78
Time deposits	35,413	127	1.43	32,290	134	1.66
Total interest-bearing deposits	54,010	145	1.07	49,186	156	1.27

Federal Home Loan Bank advances	—	—	—	1,058	2	0.76
Total interest-bearing liabilities	54,010	145	1.07	50,244	158	1.26

Demand deposits	13,633			8,446
Other liabilities	5			389
Equity	5,281			5,087
Total liabilities and equity	$72,929			$64,166

Net interest income		$472			$506

Interest rate spread			2.65%			3.22%
Net yield on earning assets			2.84%			3.41%

(1)   Includes Federal Home Loan Bank of Boston stock, deposits with the Cooperative Central Bank, and available-for-sale securities.

(2)   Includes non accruing loan balances and interest received on such loans, and loans held-for-sale.

(3)   Includes short-term investments.

Rate/Volume Analysis.  The following table sets forth the effects of changing rates and volumes on our net interest and dividend income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total increase (decrease) column represents the sum of the prior columns. For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionally based on the changes due to rate and the changes due to volume.

	Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011
	Increase (Decrease) Due to
	Volume	Rate	Net

Interest income:
Securities (1)	$5	$(16)	$(11)
Loans, net (2)	49	(90)	(41)
Other interest-earning assets (3)	1	4	5
Total interest-earning assets	55	(102)	(47)

Interest expense:
Deposits	21	(32)	(11)
Federal Home Loan Bank advances	(2)	—	(2)
Total interest-bearing liabilities	19	(32)	(13)
Increase (decrease) in net interest income	$36	$(70)	$(34)

(1)   Includes Federal Home Loan Bank of Boston stock, deposits with the Cooperative Central Bank, and available-for-sale securities.

(2)   Includes non accruing loan balances and interest received on such loans, and loans held-for-sale.

(3)   Includes short-term investments.

Provision for Loan Losses. The provision for loan losses increased by $4,000, from $4,000 in the 2011 period to $8,000 in the 2012 period, as a result of the increase in the balance of net loans.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	For the Three Months Ended June 30,
(Dollars in thousands)	2012	2011
Allowance at beginning of period	$328	$316
Provision for loan losses	8	4
Charge-offs	—	—
Recoveries	—	—
Net (charge-offs) recoveries	—	—
Allowance at end of period	$336	$320
Allowance for loan losses as a percent of non-performing loans	137.14%	1,280.00%
Allowance for loan losses as a percent of total loans	0.75%	0.74%
Net (charge-offs) recoveries to average loans outstanding during the period	—	—

Noninterest Income. Noninterest income increased by $61,000, from $132,000 in the 2011 period to $193,000 in the 2012 period, primarily due to an increase in gain on secondary market activities from $51,000 to $110,000. The increase in gain on secondary market activities was primarily due to increased volume and the timing of funding loans held-for-sale.

Noninterest Expense. Noninterest expense increased by $35,000, from $628,000 in the 2011 period to $663,000 in the 2012 period primarily as a result of increases in salaries and employee benefits expense, data processing expense, and other expenses. Salary and employee benefits expense increased $23,000 due to increased payroll taxes paid on increased commissions paid to commissioned loan originators due to higher origination volume. Data processing expenses increased $11,000 due to higher monthly expenses following the upgrade of our core data processing system. Other expenses increased $11,000 due primarily to normal inflationary increases. Offsetting these increased expenses was an $11,000 decrease in deposit insurance premiums due to an adjustment of the expense accrual to reflect the implementation of a new assessment formula.

Income Tax Expense (Benefit). Income tax expense decreased by $4,000, from $1,000 in the 2011 period to $(3,000) in the 2012 period, due to lower pre-tax income. The effective tax rate was (53)% and 24% in the 2012 and 2011 periods, respectively.

Comparison of Results of Operations for the Nine Months Ended June 30, 2012 and 2011 (unaudited)

Net Income. Net income decreased by $84,000, from $226,000 in the 2011 period to $142,000 in the 2012 period, primarily due to a decrease in net interest and dividend income and an increase in noninterest expense, offset by an increase in noninterest income.

Net Interest and Dividend Income. Net interest and dividend income decreased by $79,000, from $1.6 million in the 2011 period to $1.5 million in the 2012 period, due to declining market interest rates. The yield on interest-earnings assets decreased from 4.69% in the 2011 period to 4.03% in the 2012 period, which offset an increase in the average balance of interest-earning assets from $58.5 million to $64.2 million. The average rate paid on interest-bearing liabilities decreased from 1.34% in the 2011 period to 1.14% in the 2012 period, which offset an increase in the average balance of interest-bearing liabilities from $49.5 million to $53.0 million. The interest rate spread decreased from 3.35% in the 2011 period to 2.89% in the 2012 period.

Average Balances and Yields.  The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using daily balances. Loan fees are included in interest income on loans and are insignificant.

	For the Nine Months Ended June 30,
	2012			2011
(Dollars in thousands)	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Securities (1)	$7,059	$194	3.66%	$7,298	$209	3.82%
Loans, net (2)	45,931	1,727	5.01	45,449	1,844	5.41
Other interest-earning assets (3)	11,170	16	0.19	5,732	6	0.14
Total interest-earning assets	64,160	1,937	4.03	58,479	2,059	4.69

Noninterest earning assets	5,469			5,149

Total assets	$69,629			$63,628

Interest-bearing liabilities:
Regular savings accounts	$8,831	17	0.26	$8,249	16	0.26
Money market accounts	9,097	37	0.54	8,116	52	0.85
Time deposits	35,038	400	1.52	32,097	423	1.76
Total interest-bearing deposits	52,966	454	1.14	48,462	491	1.35

Federal Home Loan Bank advances	—	—	—	1,048	6	0.76
Total interest-bearing liabilities	52,966	454	1.14	49,510	497	1.34

Demand deposits	11,371			8,685
Other liabilities	76			397
Equity	5,216			5,036

Total liabilities and equity	$69,629			$63,628

Net interest income		$1,483			$1,562

Interest rate spread			2.89%			3.35%
Net yield on earning assets			3.08%			3.56%

(1)         Includes Federal Home Loan Bank of Boston stock, deposits with the Cooperative Central Bank, and available-for-sale securities.

(2)         Includes non accruing loan balances and interest received on such loans, and loans held-for-sale.

(3)         Includes short-term investments.

Rate/Volume Analysis.  The following table sets forth the effects of changing rates and volumes on our net interest and dividend income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total increase (decrease) column represents the sum of the prior columns. For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionally based on the changes due to rate and the changes due to volume.

	Nine Months Ended June 30, 2012 Compared to Nine Months Ended June 30, 2011
	Increase (Decrease) Due to
	Volume	Rate	Net

Interest income:
Securities (1)	$(7)	$(8)	$(15)
Loans, net (2)	20	(137)	(117)
Other interest-earning assets (3)	7	3	10
Total interest-earning assets	20	(142)	(122)

Interest expense:
Deposits	58	(95)	(37)
Federal Home Loan Bank advances	(6)	—	(6)
Total interest-bearing liabilities	52	(95)	(43)
Increase (decrease) in net interest income	$(32)	$(47)	$(79)

(1)         Includes Federal Home Loan Bank of Boston stock, deposits with the Cooperative Central Bank, and available-for-sale securities.

(2)         Includes non accruing loan balances and interest received on such loans, and loans held-for-sale.

(3)         Includes short-term investments.

Provision (Benefit) for Loan Losses. The provision for loan losses increased by $26,000, from $(6,000) in the 2011 period to $20,000 in the 2012 period, as a result of the increase in the balance of net loans.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	For the Nine Months Ended June 30,
(Dollars in thousands)	2012	2011
Allowance at beginning of period	$316	$326
Provision (benefit) for loan losses	20	(6)
Charge-offs	—	—
Recoveries	—	—
Net (charge-offs) recoveries	—	—
Allowance at end of period	$336	$320
Allowance for loan losses as a percent of non-performing loans	137.14%	1,280.00%
Allowance for loan losses as a percent of total loans	0.75%	0.74%
Net (charge-offs) recoveries to average loans outstanding during the period	—	—

Noninterest Income. Noninterest income increased by $13,000, from $647,000 in the 2011 period to $660,000 in the 2012 period, primarily due to an increase in gain on secondary market activities from $393,000 to $411,000. The increase in gain on secondary market activities was primarily due to increased volume and timing of loan funding.

Noninterest Expense. Noninterest expense increased by $48,000, from $1.84 million in the 2011 period to $1.89 million in the 2012 period. Salaries and employee expense increased $74,000 primarily due to normal increases in payroll, insurance and other benefits expenses. Professional fees decreased from $186,000 to $142,000 primarily due to a $16,000 decrease in temporary help expense and a $15,000 decrease in legal expense. Deposit insurance expense decreased from $77,000 to $27,000 primarily due to an adjustment of the expense accrual to reflect the implementation of a new assessment formula.

Income Tax Expense. Income tax expense decreased by $56,000, from $150,000 in the 2011 period to $94,000 in the 2012 period, due to lower pre-tax income. The effective tax rate was 40% in both the 2012 and 2011 periods.

Analysis of Nonperforming and Classified Assets.  We consider repossessed assets and loans that are 90 days or more past due to be non-performing assets. Residential real estate loans are generally placed on nonaccrual status when they become 90 days past due or are in the process of foreclosure, at which time the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against interest revenue. All closed-end consumer loans 90 days or more past due and equity lines in the process of foreclosure are placed on nonaccrual status. Secured consumer loans are written down to realizable value and unsecured consumer loans are charged-off upon reaching 120 or 180 days past due depending on the type of loan. Commercial real estate loans and commercial business loans and leases which are 90 days or more past due are placed on nonaccrual status, unless secured by sufficient cash or other assets immediately convertible to cash. Typically, when a loan has been placed on nonaccrual status, previously accrued and uncollected interest is reversed against interest on loans. A loan can be returned to accrual status when collectability of principal is reasonably assured based on our determination that the event of delinquency was a one-time incidence.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at fair market value at the date of foreclosure. Any holding costs and changes in fair value after acquisition of the property are reflected in income.

The following table provides information with respect to our nonperforming assets, including debt restructurings, at the dates indicated.

	At June 30,	At September 30,
(Dollars in thousands)	2012	2011
Nonaccrual loans:
Real estate loans:
Residential	$244	$—
Commercial	—	—
Total real estate	244	—
Consumer loans	1	25
Total	245	25
Accruing loans past due 90 days or more	—	—
Total nonaccrual loans and accruing loans past due 90 days	245	25
Other real estate owned	500	500
Total nonperforming assets	745	525
Troubled debt restructurings	—	—
Troubled debt restructurings and total nonperforming assets	$745	$525
Total nonperforming loans to total loans (1)	0.55%	0.06%
Total nonperforming loans to total assets	0.33%	0.04%
Total nonperforming assets and troubled debt restructurings to total assets	1.02%	0.79%

(1)                     Loans are presented before allowance for loan losses, but include deferred loan costs/fees.

Interest income that would have been recorded for the nine months ended June 30, 2012 had nonaccruing loans been current according to their original terms amounted to $3,000.  Interest income that would have been recorded for the year ended September 30, 2011 had nonaccrual loans been current according to their original terms amounted to $2,000.  No income related to nonaccrual loans was included in interest income for either the nine months ended June 30, 2012 or the year ended September 30, 2011.

Other real estate owned at both June 30, 2012 and September 31, 2011 consisted of a single property, a one-unit commercial building in our primary market area, acquired through foreclosure in December 2010.  The most recent independent property appraisal, performed in June 2012, indicates a fair market value of $520,000.  The property was up for sale at June 30, 2012.

Liquidity and Capital Resources

Liquidity Management.  Liquidity is the ability to meet current and future financial obligations of a short-term and long-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities, borrowings from the Federal Home Loan Bank of Boston and securities sold under agreements to repurchase. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and prepayments on loans are greatly influenced by general interest rates, economic conditions and competition.

Management regularly adjusts our investments in liquid assets based upon an assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our interest-rate risk and investment policies.

Our most liquid assets are cash and cash equivalents, interest-bearing deposits in other banks, and corporate bonds. The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At June 30, 2012, cash and cash equivalents totaled $7.9 million.  Securities classified as available-for-sale, whose aggregate market value exceeded cost, provide additional sources of liquidity and had a market value of $6.5 million at June 30, 2012.  In addition, at June 30, 2012, we had the ability to borrow a total of approximately $9.6 million from the Federal Home Loan Bank of Boston.  At June 30, 2012, we had no borrowings outstanding.  In addition, at June 30, 2012, we had the ability to borrow $3.4 million from the Co-operative Central Bank, none of which was outstanding at that date.

In addition, we have a $400,000 line of credit available to us from Bankers’ Bank Northeast. At June 30, 2012, we had no borrowings outstanding under this credit facility.

At June 30, 2012, we had $2.5 million in loan commitments outstanding, which consisted of commitments to originate loans, available lines of credit and unadvanced funds on construction loans. Certificates of deposit due within one year after June 30, 2012 totaled $27.7 million, or 78% of certificates of deposit. If these maturing deposits are not renewed, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit. Management believes, however, based on past experience that a significant portion of our certificates of deposit will be renewed. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We had no contractual obligations outstanding as of June 30, 2012 and September 30, 2011.

Capital Management.  We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2012, we exceeded all of our regulatory capital requirements to be considered “well capitalized” under regulatory guidelines.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For information about our loan commitments and unused lines of credit, see note 9 of the notes to consolidated financial statements for the year ended September 30, 2011 included in the Company’s prospectus dated August 10, 2012.

For the nine months ended June 30, 2012, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Qualitative Aspects of Market Risk

We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes originating adjustable-rate loans for retention in our loan portfolio, selling in the secondary market substantially all newly originated conforming fixed rate residential mortgage loans, promoting core deposit products and short-term time deposits, adjusting the maturities of borrowings and adjusting the investment portfolio mix and duration. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

The board of directors monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

Our goal is to manage asset and liability positions to moderate the effects of interest rate fluctuations on net interest and net income.

Quantitative Aspects of Market Risk

We analyze our interest rate sensitivity position to manage the risk associated with interest rate movements through the use of interest income and equity simulations. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest sensitive.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period.

Our goal is to manage asset and liability positions to moderate the effects of interest rate fluctuations on net interest income and the present value of our equity. Interest income and equity simulations are completed quarterly and presented to the Asset/Liability Committee. The simulations provide an estimate of the impact of changes in interest rates on net interest income and the present value of our equity under a range of assumptions. The numerous assumptions used in the simulation process are reviewed by the board of directors on a quarterly basis. Changes to these assumptions can significantly affect the results of the simulation. The simulation incorporates assumptions regarding the potential timing in the repricing of certain assets and liabilities when market rates change and the changes in spreads between different market rates. The simulation analysis incorporates management’s current assessment of the risk that pricing margins will change adversely over time due to competition or other factors.

Simulation analysis is only an estimate of our interest rate risk exposure at a particular point in time. We continually review the potential effect changes in interest rates could have on the repayment of rate sensitive assets and funding requirements of rate sensitive liabilities.

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using net interest income simulations. The simulations use projected repricing of assets and liabilities at June 30, 2012 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on the simulations. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and would increase if prepayments accelerated. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for Meetinghouse Bank at June 30, 2012.

	Net Interest Income
Basis Point (“bp”) Change in Rates	Amount	Change	% Change
	(Dollars in thousands)
300	$2,477	$58	5.51%
200	2,419	44	3.03
100	2,375	27	1.18
0	2,348	—	—
(100)	2,271	(77)	(3.26)

Item 4.  Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any pending legal proceedings.  The Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  The Bank’s management believes that such routine legal proceedings, in the aggregate, are immaterial to the Bank’s financial condition and results of operations.

Item 1A.  Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s prospectus, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on August 17, 2012.  As of June 30, 2012, the risk factors of the Company have not changed materially from those disclosed in the prospectus.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

3.1                               Articles of Incorporation of Meetinghouse Bancorp, Inc. (1)

3.2                               Articles of Amendment to Articles of Incorporation of Meetinghouse Bancorp, Inc. (1)

3.3                               Bylaws of Meetinghouse Bancorp, Inc. (1)

4.1                               Form of Common Stock Certificate of Meetinghouse Bancorp, Inc. (1)

31.1                        Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2                        Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0                        Section 1350 Certification

101*        The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balances Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*                                         Furnished, not filed.

(1)                                 Incorporated herein by reference to the exhibits to Meetinghouse Bancorp, Inc.’s Registration Statement on Form S-1 (File No. 333-180026), filed with the Securities and Exchange Commission on March 9, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEETINGHOUSE BANCORP, INC.

Dated: September 24, 2012	By:	/s/ Anthony A. Paciulli
Anthony A. Paciulli
President and Chief Executive Officer
(principal executive officer)

Dated: September 24, 2012	By:	/s/ Wayne Gove
Wayne Gove
Chief Financial Officer and Treasurer
(principal accounting and financial officer)