Form 10-K
period 2012-09-30
Meetinghouse Bancorp, Inc.
filed 2012-12-28
CIK 1543367

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended September 30, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-54779

MEETINGHOUSE BANCORP, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	45-4640630 (I.R.S. Employer Identification No.)
2250 Dorchester Avenue, Dorchester, Massachusetts (Address of principal executive offices)	02124 (Zip Code)

Issuer's telephone number, including area code: (617) 298-2250

         Securities registered pursuant to Section 12(b) of the Act:

None

         Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $0.01 per share
(Title of Class)

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of December 18, 2012, the registrant had 661,250 shares of its common stock outstanding.

EXPLANATORY NOTE

        Meetinghouse Bancorp, Inc. (the "Company") filed a Registration Statement on Form S-1 (the "Form S-1"), as amended, with the U.S. Securities and Exchange Commission (the "SEC"), which the SEC declared effective on August 10, 2012. The Form S-1 includes financial statements for the interim period ended March 31, 2012 and for the fiscal years ended September 2011 and 2010. The Company is filing this Annual Report on Form 10-K pursuant to Rule 13a-1 of the Securities Exchange Act of 1934, as amended, in order to file financial statements for the fiscal year ended September 30, 2012, the fiscal year after the last full fiscal year for which financial statements were included in the Form S-1.

        The Company was incorporated in February 2012 by Meetinghouse Bank (the "Bank") to be the Bank's holding company upon completion of the Bank's conversion from the mutual to stock form of organization and the related common stock offering by the Company. As of September 30, 2012, the conversion had not been completed and the Company was not an operating company and, therefore, the information presented in this report is on a consolidated basis for the Bank only.

i

ii

Forward-Looking Statements

        When used in this Annual Report on Form 10-K, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, competition and information provided by third-party vendors and the matters described herein under "Item 1A. Risk Factors" that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

        The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

 PART I

Item 1.    Business

General

        Meetinghouse Bancorp, Inc.    Meetinghouse Bancorp, Inc. ("Meetinghouse Bancorp" or the "Company") was incorporated in February 2012 to be the holding company for Meetinghouse Bank ("Meetinghouse Bank" or the "Bank") following the Bank's conversion from the mutual to stock form of ownership. On November 19, 2012, the conversion was completed and the Bank became the wholly-owned subsidiary of the Company. On that date, the Company also sold and issued 661,250 shares of its common stock at a price of $10.00 per share. The Company's principal business activity is the ownership of the outstanding shares of common stock of the Bank. The Company does not own or lease any property, but instead uses the premises, equipment and other property of the Bank, with the payment of appropriate rental fees, as required by applicable laws and regulations, under the terms of an expense allocation agreement entered into with the Bank.

        Meetinghouse Bank.    Founded in 1914, Meetinghouse Bank is a Massachusetts chartered cooperative bank headquartered in the Boston community of Dorchester. We operate as a community bank offering traditional financial services to consumers and businesses within our primary market area. We attract deposits from the general public and use those funds to originate primarily residential mortgage loans secured by residential properties located in our primary market area, and, to a limited extent, multi-family mortgage loans, commercial real estate loans, construction loans, commercial business loans and consumer loans. We conduct our lending and deposit activities primarily with individuals and small businesses in our primary market area.

        The Bank's and the Company's executive offices are located 2250 Dorchester Avenue, Dorchester, Massachusetts 02124 and its telephone number is (617) 298-2250.

        Our website address is www.meetinghousebank.com. Information on our website should not be considered a part of this prospectus.

Market Area

        We conduct our operations from our sole office located in the Boston community of Dorchester. Our primary market area for lending and deposit activities is the community of Dorchester and the Town of Milton. Milton, located adjacent to and south of Dorchester, is an affluent suburb of Boston. The economy of our market area is a diverse cross section of employment sectors, with a mix of services, light manufacturing, small wholesale/retail trade, health care facilities and finance related employment. The greater Boston metropolitan area also has many life science and high technology companies employing personnel with specialized skills. These factors affect the demand for residential homes, residential construction, office buildings, shopping centers, and other commercial properties in our market area. Communities within our market area include many older residential commuter towns which function partially as business and service centers.

Competition

        As a small community bank, we face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the financial institutions operating in our market area and from other financial service companies such as securities brokerage firms, credit unions and insurance companies. We also face competition for investors' funds from money market funds, mutual funds and other corporate and government securities. Virtually all of the financial institutions with whom we compete are larger than we are and, therefore, have greater resources and are able to offer a broader range of products and services than we do.

        Our competition for loans comes from financial institutions, including credit unions, in our market area and from other financial service providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from non-depository financial service companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies.

        We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the internet, and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Competition for deposits and the origination of loans could limit our growth in the future.

Lending Activities

        General.    The largest segment of our loan portfolio is real estate mortgage loans. To a much lesser extent, we also originate commercial real estate loans, construction loans, commercial business loans and consumer loans. We generally retain in our portfolio all adjustable-rate residential mortgage loans we originate and sell fixed-rate residential mortgage loans to investors in the secondary market. We intend to continue to emphasize residential mortgage lending.

        Residential Mortgage Loans.    The largest segment of our loan portfolio is residential mortgage loans to enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. At September 30, 2012, residential mortgage loans were $28.2 million, or 64.7%, of our total loan portfolio, the substantial portion of which are adjustable rate loans. Our residential mortgage loan portfolio also includes loans secured by non-owner occupied properties. At September 30, 2012, $8.4 million, or 29.8% of our residential mortgage loan portfolio, consisted of residential mortgage loans secured by non-owner occupied properties. Residential mortgage loans secured by non-owner occupied properties have heightened risk characteristics compared to residential mortgage loans secured by owner occupied properties. At September 30, 2012, the average balance of a residential mortgage loan was $221,000.

        We offer a mix of adjustable-rate mortgage loans and fixed-rate mortgage loans with terms of up to 30 years. Generally, our fixed-rate loans conform to Fannie Mae and Freddie Mac underwriting guidelines and are originated with the intention to sell. Our adjustable-rate mortgage loans generally adjust annually after an initial fixed period that ranges from three to five years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a specified percentage above the one year LIBOR rate. Depending on the loan type, the maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the lifetime interest rate cap is 6% over the initial interest rate of the loan. Our adjustable rate residential mortgage loans do not have floor interest rates. Our residential mortgage loans generally do not have prepayment penalties.

        Borrower demand for adjustable-rate compared to fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans as compared to the interest rates and loan fees for adjustable-rate loans. The relative amount of fixed-rate and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. The loan fees, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

        While residential mortgage loans are normally originated with 15- or 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full either upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans on a regular basis. Additionally, our current practice is generally to (1) sell to the secondary market newly originated 15-year or longer term conforming fixed-rate residential mortgage loans, and (2) to hold in our portfolio shorter-term fixed-rate loans and adjustable-rate loans. Generally, conforming fixed-rate loans are sold to third parties with servicing released.

        Generally, we do not make one- to four-family residential real estate loans with loan-to-value ratios exceeding 80%. Loans with loan-to-value ratios in excess of 80% typically require private mortgage insurance. We require all properties securing mortgage loans to be appraised by a board-approved independent appraiser. We also require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, and flood insurance is required for loans on properties located in a flood zone.

        To a limited extent, we also originate first mortgage loans secured by multi- family properties. At September 30, 2012, multi-family real estate loans totaled $1.2 million, or 2.7% of our total loan portfolio, and consisted of four loans to four unaffiliated borrowers.

        Commercial Real Estate Loans.    We offer adjustable-rate mortgage loans secured by a variety of commercial real estate, such as small office buildings and retail properties. At September 30, 2012, commercial real estate loans were $7.1 million, or 16.3%, of our total loan portfolio. We originate adjustable-rate commercial real estate loans for terms up to 10 years and payments based on an amortization schedule of 15- to 30-years. Interest rates and payments on our adjustable-rate loans adjust every five years and generally are adjusted to a rate equal to a specified percentage above the corresponding Prime Rate as published in the Wall Street Journal. Loans are secured by first mortgages, generally are originated with a maximum loan-to-value ratio of 80% of the property's appraised value. Commercial real estate loans also are supported by personal guarantees. At September 30, 2012, the average balance of a commercial real estate loan was $217,000.

        At September 30, 2012, our largest commercial real estate loan had an outstanding balance of $413,000 and is secured by three commercial properties. The loan was performing according to its original repayment terms at September 30, 2012.

        Construction Loans.    At September 30, 2012, construction loans were $332,000, or 0.8%, of our total loan portfolio, and consisted of one loan. Our construction loans generally are fixed-rate interest-only loans that provide for the payment of interest only during the construction phase, and are typically for a term of 12 months. The interest rates on our construction loans generally give consideration to the Prime Rate as published in the Wall Street Journal and market conditions. At the end of the construction phase, the loan is generally paid in full. Construction loans generally can be made with a maximum loan to value ratio of 75% of the appraised market value estimated upon completion of the project.

        We primarily originate speculative construction loans to contractors and builders to finance the construction and rehabilitation of residential dwellings. A construction loan is considered speculative if, when we originate the loan, the borrower does not have a contract in place for the sale of the underlying property. We primarily lend to experienced local builders and contractors with whom we have established relationships. Our construction loans are primarily secured by properties located within our primary market area. Most of our loans for the construction of residential properties are for residences in need of repair that have been purchased at substantial discount.

        At September 30, 2012, the outstanding construction loan amounted to $332,000, of which $332,000 was outstanding. The loan is secured by one residential condominium unit. This loan was performing according to its original repayment terms at September 30, 2012.

        Commercial Business Loans.    We make commercial business loans primarily to small businesses located in our market area. At September 30, 2012, commercial business loans were $1.6 million, or 3.7%, of our total loan portfolio. Our commercial business loan portfolio consists primarily of loans that are secured by equipment or other business assets. Commercial business loans and lines of credit are made with variable rates of interest. Variable rates are based on the Prime Rate as published in The Wall Street Journal, plus a margin. Commercial business loans typically have shorter maturity terms and higher interest spreads than real estate loans, but generally involve more credit risk because of the type and nature of the collateral. In addition, commercial business loans are made to well-known customers.

        At September 30, 2012, our largest commercial business loan was a $500,000 line of credit, of which $500,000 was outstanding. The loan, secured by furniture, fixtures, equipment, liquor license and personal guarantees of the borrower, was performing according to its original terms at September 30, 2012.

        Consumer Loans.    We offer consumer loans generally as an accommodation to our existing customers and do not emphasize this type of lending. Our consumer loans generally consist of home equity loans and lines of credit, automobile loans for both new and used vehicles, and secured and unsecured personal loans. The procedures for underwriting consumer loans include an assessment of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loan.

        Home equity lines of credit have variable interest rates equal to a specified percentage above the Prime Rate as published in The Wall Street Journal and generally have maximum terms of 15 years. Borrowers are allowed to draw down from the line of credit for a period up to the first five years depending on the individual borrower, after which the then-outstanding loan balance is fully amortized over the remaining term. Home equity loans are generally fixed-rate loans that fully amortize over a maximum term of 15 years. Both home equity lines of credit and home equity loans are originated with a maximum loan to value of 80%, including any first mortgage balance. At September 30, 2012, the outstanding balance of home equity loans and lines of credit totaled $4.6 million, or 10.4%, of our total loan portfolio. Automobile loans and other consumer loans typically are originated for a term of up to five years and with fixed interest rates based on market conditions. At September 30, 2012, other consumer loans totaled $712,000, or 1.6% of total loans.

Loan Underwriting

        Adjustable-Rate Loans.    Due to historically low interest rate levels, borrowers generally have preferred fixed-rate loans in recent years. While we anticipate that our adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate mortgages, the increased mortgage payments required of adjustable-rate loans in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans help make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.

        Non-Owner Occupied Residential Mortgage Loans.    Residential mortgage loans secured by non-owner occupied rental properties represent a unique credit risk to us and, as a result, we adhere to special underwriting guidelines. Of primary concern in non-owner occupied real estate lending is the consistency of rental income of the property. Payments on loans secured by rental properties often depend on the maintenance of the property and the payment of rent by its tenants. Payments on loans secured by rental properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. To monitor cash flows on rental properties, we require borrowers and loan guarantors, if any, to provide annual financial statements and we consider and review a rental income cash flow analysis of the borrower and consider the net operating income of the property, the borrower's expertise, credit history and profitability, and the value of the underlying property. We generally require collateral on these loans to be a first mortgage along with an assignment of rents and leases.

        Commercial Real Estate Loans.    Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk than residential mortgage loans. Of primary concern in commercial real estate lending is the borrower's creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. We apply what we believe to be conservative underwriting standards when originating commercial real estate loans and seek to limit our exposure to lending concentrations to well-known borrowers and our market area. To monitor cash flows on income properties, we require borrowers and loan guarantors, where applicable, to provide annual financial statements on commercial real estate loans. In reaching a decision on whether to make a commercial real estate loan, we consider the net operating income of the property, the borrower's expertise, credit history, profitability and the value of the underlying property. An environmental survey or environmental risk insurance is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

        Construction Loans.    Construction financing is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, we may be confronted, at or before the maturity of the loan, with a project having a value which is insufficient to assure full repayment. As a result of the foregoing, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest. If we are forced to foreclose on a project before or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, speculative construction loans, which are loans made to home builders who, at the time of loan origination, have not yet secured an end buyer for the home under construction, typically carry higher risks than those associated with traditional construction loans. These increased risks arise because of the risk that there will be inadequate demand to ensure the sale of the property within an acceptable time. As a result, in addition to the risks associated with traditional construction loans, speculative construction loans carry the added risk that the builder will have to pay the property taxes and other carrying costs of the property until an end buyer is found. To monitor cash flows on speculative construction properties, we require borrowers and loan guarantors, if any, to provide annual financial statements and, in reaching a decision on whether to make a speculative construction loan, we consider and review a global cash flow analysis of the borrower and consider the borrower's expertise, credit history and profitability. We also disburse funds on a percentage-of-completion basis following an inspection by a third party inspector.

        Commercial Business Loans.    Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

        Consumer Loans.    Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower's continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

        Loan Originations, Purchases and Sales.    Loan originations come from a number of sources. The primary source of loan originations are our in-house loan originators, and to a lesser extent, advertising and referrals from customers.

        We generally sell into the secondary market newly originated 15-year or longer term conforming fixed-rate residential mortgage loans. Our decision to sell loans is based on prevailing market interest rate conditions and interest rate risk management. Generally, loans are sold to third parties with servicing released. Loans originated for sale into the secondary market are originated against purchase commitments from the investors so as to mitigate any pipeline risk. Occasionally, we have sold participation interests in commercial real estate loans to other financial institutions for which we have served as lead lender.

        For the years ended September 30, 2012 and 2011, we originated $120.5 million and $72.6 million of total loans, respectively, and sold $105.0 million and $65.9 million of loans, respectively, all of which were residential mortgage loans.

        Loan Approval Procedures and Authority.    Our lending activities follow written, nondiscriminatory, underwriting standards and loan origination procedures established by our board of directors and management. Our board of directors has granted loan approval authority to certain loan officers up to $500,000. All individual lending authorities are applied based on the borrower's existing and proposed total outstanding indebtedness. All loans in excess of individual loan officer authorities and all loans with exceptions to loan policy must be approved by the Security Committee of the Board of Directors.

        Loans-to-One Borrower Limit and Loan Category Concentration.    The maximum amount that we may lend to one borrower and the borrower's related entities is generally limited, by statute, to 20% of our capital, which is defined under Massachusetts law as the sum of our surplus account, undivided profits and, after the completion of the conversion, capital stock. Loans secured by a first mortgage on residential property occupied by the borrower are excluded from this limit. At September 30, 2012, our regulatory limit on loans-to-one borrower was $1.1 million. However, we maintain an internal loans-to-one borrower limit that is below the regulatory limit. At September 30, 2012, our internal limit was $800,000. At September 30, 2012, our largest lending relationship consisted of three loans totaling $742,000 that are secured by a single-family residence, a residential condominium and a 6-unit multi-family residence, all of which are non-owner occupied properties. This loan relationship was performing in accordance with its original repayment terms at September 30, 2012. As a result of the offering, our regulatory loans-to-one borrower limit will increase, and we expect to increase our internal loans-to-one borrower limit to a level that will still be less than the increased regulatory limit.

        Loan Commitments.    We issue commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established under the contract. Generally, our loan commitments have fixed expiration dates or other termination clauses and may require payment of a fee.

Investment Activities

        We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises and municipal governments, deposits at the Federal Home Loan Bank of Boston, certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade marketable equity securities. We also are required to maintain an investment in Federal Home Loan Bank of Boston stock. While we have the authority under applicable law to invest in derivative securities, we have not invested in derivative securities.

        At September 30, 2012, our investment portfolio consisted primarily of residential mortgage-backed securities issued by U.S. government agencies and government-sponsored enterprises, corporate debt securities and U.S. government and federal agency obligations.

        Our investment objectives are to: (i) to provide and maintain liquidity within the guidelines of the Massachusetts banking laws and regulations, (ii) to fully employ the available funds of the Bank; (iii) to earn an average rate of return on invested funds competitive with comparable institutions; (iv) to manage interest rate risk; and (v) to limit risk. Our board of directors has the overall responsibility for the investment portfolio, including approval of our investment policy. Our Audit/Finance Committee, which is appointed by the Board of Directors, consists of three independent directors. The Audit/Finance Committee is responsible for the management of the investment securities portfolio. The Audit/Finance Committee reviews the status of the portfolio on a monthly basis and report to the board of directors on a monthly basis.

Deposit Activities and Other Sources of Funds

        General.    Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

        Deposit Accounts.    Deposits are attracted, by advertising and through our website, from within our market area through the offering of a broad selection of deposit instruments, including noninterest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as money market accounts), savings accounts and certificates of deposit. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our deposit pricing strategy has typically been to offer competitive rates on all types of deposit products, and to periodically offer special rates in order to attract deposits of a specific type or term.

        Borrowings.    We may use advances from the Federal Home Loan Bank of Boston to supplement our supply of investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the Federal Home Loan Bank's assessment of the institution's creditworthiness. We may also utilize securities sold under agreements to repurchase and overnight repurchase agreements to supplement our supply of investible funds and to meet deposit withdrawal requirements. We had borrowing capacity of approximately $10.2 million with the Federal Home Loan Bank of Boston as of September 30, 2012. At September 30, 2012, we had no outstanding borrowings from the Federal Home Loan Bank of Boston.

        We are a member bank of The Co-operative Central Bank, from which we may borrow funds. Loan advances generally are made on an unsecured basis provided that the aggregate loan balance is less than 5% of our total deposits, our capital ratio exceeds 5%, we meet the required CAMELS rating, and our quarterly and year-to-date net income before extraordinary items is positive. At September 30, 2012, we had $3.4 million of borrowing capacity with the Co-operative Central Bank, none of which was outstanding.

        In addition, we have a $400,000 line of credit available to us from Bankers' Bank Northeast. At September 30, 2012, we had no borrowings outstanding under this credit facility.

Personnel

        As of September 30, 2012, we had 22 full-time employees and three part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

        Meetinghouse Bank is the wholly-owned subsidiary of Meetinghouse Bancorp. Meetinghouse Bank has two wholly-owned subsidiaries, Meetinghouse Securities Corporation and Richmond Street Realty Trust, Massachusetts-chartered corporations. Meetinghouse Securities Corporation was originally established in 2002 as a passive investment corporation to hold investment securities and take advantage of then-favorable state income tax provisions applicable to passive investment corporations. Changes in law have since eliminated this favorable income tax treatment. At September 30, 2012, Meetinghouse Securities Corporation had total assets of $5.4 million. Richmond Street Realty Trust was formed to manage the Bank's investment in real estate. At September 30, 2012, Richmond Street Realty Trust had total assets of $479,000.

Regulation and Supervision

        General.    Meetinghouse Bank is a Massachusetts-chartered cooperative bank and is the wholly-owned subsidiary of Meetinghouse Bancorp, a Maryland corporation, which is a registered bank holding company. Meetinghouse Bank's deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation and by the Share Insurance Fund of the Co-Operative Central Bank for amounts in excess of the Federal Deposit Insurance Corporation insurance limits. Meetinghouse Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks, as its chartering agency, and by the Federal Deposit Insurance Corporation, its primary federal regulator and deposit insurer. Meetinghouse Bank is required to file reports with, and is periodically examined by, the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks concerning its activities and financial condition and must obtain regulatory approvals before entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. As a registered bank holding company, Meetinghouse Bancorp is regulated by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board").

        The regulatory and supervisory structure establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors and, for purposes of the Federal Deposit Insurance Corporation, the deposit insurance fund, rather than for the protection of stockholders and creditors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies concerning the establishment of deposit insurance assessment fees, classification of assets and establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Massachusetts legislature, the Massachusetts Commissioner of Banks, the Federal Deposit Insurance Corporation, the Federal Reserve Board or Congress, could have a material adverse impact on the financial condition and results of operations of Meetinghouse Bancorp and Meetinghouse Bank. As is further described below, the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act"), has significantly changed the current bank regulatory structure and may affect the lending, investment and general operating activities of depository institutions and their holding companies.

        Set forth below is a summary of certain material statutory and regulatory requirements applicable to Meetinghouse Bancorp and Meetinghouse Bank. The summary is not intended to be a complete description of such statutes and regulations and their effects on Meetinghouse Bancorp and Meetinghouse Bank.

        The Dodd-Frank Act.    The Dodd-Frank Act has significantly changed the current bank regulatory structure and will affect into the immediate future the lending and investment activities and general operations of depository institutions and their holding companies.

        The Dodd-Frank Act requires the Federal Reserve Board to establish minimum consolidated capital requirements for bank holding companies that are as stringent as those required for insured depository institutions; the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. In addition, the proceeds of trust preferred securities are excluded from Tier 1 capital unless (i) such securities are issued by bank holding companies with assets of less than $500 million or (ii) such securities were issued before May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

        The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with extensive powers to implement and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings associations, among other things, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings associations with more than $10 billion in assets. Banks and savings associations with $10 billion or less in assets will continue to be examined for compliance with federal consumer protection and fair lending laws by their applicable primary federal bank regulators. The Dodd-Frank Act also weakens the federal preemption available for national banks and federal savings associations and gives state attorneys general certain authority to enforce applicable federal consumer protection laws.

        The Dodd-Frank Act made many other changes in banking regulation. Those include authorizing depository institutions, for the first time, to pay interest on business checking accounts, requiring originators of securitized loans to retain a percentage of the risk for transferred loans, establishing regulatory rate-setting for certain debit card interchange fees and establishing a number of reforms for mortgage originations.

        The Dodd Frank Act also broadened the base for Federal Deposit Insurance Corporation insurance assessments. The Federal Deposit Insurance Corporation was required to promulgate rules revising its assessment system so that it is based on the average consolidated total assets less tangible equity capital of an insured institution instead of deposits. That rule took effect April 1, 2011. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008 and provided for noninterest bearing transaction accounts with unlimited deposit insurance through December 31, 2012.

        The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a nonbinding vote on executive compensation and so-called "golden parachute" payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate and solicit votes for their own candidates using a company's proxy materials. The legislation also directed the Federal Reserve Board to promulgate rules prohibiting excessive incentive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

        Many of the provisions of the Dodd-Frank Act are not yet effective, and the Dodd-Frank Act requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years. It is therefore difficult to predict at this time what impact the Dodd-Frank Act and implementing regulations will have on community banks such as Meetinghouse Bank. Although the substance and scope of many of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those provisions relating to the new Consumer Financial Protection Bureau, may increase our operating and compliance costs.

        The Jumpstart Our Business Startups Act of 2012.    The Jumpstart Our Business Startups Act of 2012 contains provisions that, among other things, reduce certain disclosure and reporting requirements for a public company that qualifies as an "emerging growth company." Meetinghouse Bancorp qualifies as an emerging growth company and will remain an emerging growth company for up to five years after the completion of the offering or until the earliest of (a) the last day of the first fiscal year in which its annual gross revenues exceed $1 billion, (b) the date that it become a "large accelerated filer" as defined in the rules and regulations under the Securities Exchange Act of 1934, as amended, which would occur if the market value of its common stock that is held by non-affiliates exceeds $700 million as of the last business day of its most recently completed second fiscal quarter, or (c) the date on which it will have issued more than $1 billion in non-convertible debt during the preceding three-year period.

        The Jumpstart Our Business Startups Act of 2012 makes available to an emerging growth company exemptions from certain disclosure and reporting requirements and other requirements under the federal securities laws. Among these exemptions are (i) exemption from the requirement to provide an auditor's attestation report on its system of internal controls over financial reporting, (ii) exemption from the requirement to provide all of the compensation disclosure (including a compensation discussion and analysis) that may be required of non-emerging growth companies under the Dodd-Frank Act, (iii) exemption from compliance with any requirement that may be adopted by the Public Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) exemption from the requirement to disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer's compensation to median employee compensation. The Jumpstart Our Business Startups Act of 2012 also permits an emerging growth company to delay adoption of new or revised accounting standards applicable to public companies until those standards apply to private companies. However, Meetinghouse Bancorp has elected to opt out of this extended transition period for complying with new or revised accounting standards, and this election is irrevocable.

Massachusetts Banking Laws and Supervision

        General.    As a Massachusetts-chartered cooperative bank, Meetinghouse Bank is subject to supervision, regulation and examination by the Massachusetts Commissioner of Banks and to various Massachusetts statutes and regulations which govern, among other things, investment powers, lending and deposit-taking activities, borrowings, maintenance of surplus and reserve accounts, distribution of earnings and payment of dividends. In addition, Meetinghouse Bank is subject to Massachusetts consumer protection and civil rights laws and regulations. The approval of the Massachusetts Commissioner of Banks or the Massachusetts Board of Bank Incorporation is required for a Massachusetts-chartered bank to establish or close branches, merge with other financial institutions, issue stock and undertake certain other activities.

        Massachusetts regulations generally allow Massachusetts banks, with appropriate regulatory approvals, to engage in activities permissible for federally chartered banks or banks chartered by another state. The Commissioner also has adopted procedures reducing regulatory burdens and expense and expediting branching by well-capitalized and well-managed banks.

        Dividends.    A Massachusetts stock bank may declare cash dividends from net profits not more frequently than quarterly. Noncash dividends may be declared at any time. No dividends may be declared, credited or paid if the bank's capital stock is impaired. The approval of the Massachusetts Commissioner of Banks is required if the total of all dividends declared in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years. Dividends from Meetinghouse Bancorp may depend, in part, upon receipt of dividends from Meetinghouse Bank. The payment of dividends from Meetinghouse Bank would be restricted by federal law if the payment of such dividends resulted in Meetinghouse Bank failing to meet regulatory capital requirements.

        Loans to One Borrower Limitations.    Massachusetts banking law grants broad lending authority. However, with certain limited exceptions, total obligations to one borrower may not exceed 20% of the total of an institution's capital stock (if any), surplus and undivided profits.

        Loans to a Bank's Insiders.    Massachusetts banking laws prohibit any executive officer or director of a bank from borrowing or guaranteeing extensions of credit by such bank except for any of the following loans or extensions of credit with the approval of a majority of the Board of Directors: (i) loans or extension of credit, secured or unsecured, to an officer of the bank in an amount not exceeding $100,000; (ii) loans or extensions of credit intended or secured for educational purposes to an officer of the bank in an amount not exceeding $200,000; (iii) loans or extensions of credit secured by a mortgage on residential real estate to be occupied in whole or in part by the officer to whom the loan or extension of credit is made, in an amount not exceeding $750,000; and (iv) loans or extensions of credit to a director of the bank who is not also an officer of the bank in an amount permissible under the bank's loan to one borrower limit. No such loan or extension of credit may be granted with an interest rate or other terms that are preferential in comparison to loans granted to persons not affiliated with the bank.

        Investment Activities.    In general, Massachusetts-chartered banks may invest in preferred and common stock of any corporation organized under the laws of the United States or any state provided such investments do not involve control of any corporation and do not, in the aggregate, exceed 4% of the bank's deposits. Federal law imposes additional restrictions on Meetinghouse Bank's investment activities. See "—Federal Regulations—Business and Investment Activities."

        Regulatory Enforcement Authority.    Any Massachusetts bank that does not operate in accordance with the regulations, policies and directives of the Massachusetts Commissioner of Banks may be subject to sanctions for noncompliance, including revocation of its charter. The Massachusetts Commissioner of Banks may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted the bank's business in an unsafe or unsound manner or contrary to the depositors' interests or been negligent in the performance of their duties. Upon finding that a bank has engaged in an unfair or deceptive act or practice, the Massachusetts Commissioner of Banks may issue an order to cease and desist and impose a fine on the bank concerned. The Commissioner also has authority to take possession of a bank and appoint a liquidating agent under certain conditions such as an unsafe and unsound condition to transact business, the conduct of business in an unsafe or unauthorized manner or impaired capital. In addition, Massachusetts consumer protection and civil rights statutes applicable to Meetinghouse Bank permit private individual and class action law suits and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damages and attorney's fees in the case of certain violations of those statutes.

        Insurance Fund.    All Massachusetts-chartered cooperative banks are required to be members of the Co-operative Central Bank, which maintains the Share Insurance Fund that insures cooperative bank deposits in excess of federal deposit insurance coverage. The Co-operative Central Bank is authorized to charge cooperative banks an annual assessment fee on deposit balances in excess of amounts insured by the Federal Deposit Insurance Corporation.

        Protection of Personal Information.    Massachusetts has adopted regulatory requirements intended to protect personal information. The requirements, which became effective March 1, 2010, are similar to existing federal laws such as the Gramm-Leach-Bliley Act, discussed below under "—Federal Regulations—Other Regulations", that require organizations to establish written information security programs to prevent identity theft. The Massachusetts regulation also contains technology system requirements, especially for the encryption of personal information sent over wireless or public networks or stored on portable devices.

        Massachusetts has other statutes or regulations that are similar to certain of the federal provisions discussed below.

Federal Regulations

        Capital Requirements.    Under the Federal Deposit Insurance Corporation's regulations, federally insured state-chartered banks that are not members of the Federal Reserve System ("state nonmember banks"), such as Meetinghouse Bank, are required to comply with minimum leverage capital requirements. For an institution not anticipating or experiencing significant growth and deemed by the Federal Deposit Insurance Corporation to be, in general, a strong banking organization rated composite 1 under Uniform Financial Institutions Ranking System, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3.0%. For all other institutions, the minimum leverage capital ratio is not less than 4.0%. Tier 1 capital is the sum of common stockholder's equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other specified items.

        Federal Deposit Insurance Corporation regulations also require state nonmember banks to maintain certain ratios of regulatory capital to regulatory risk-weighted assets, or "risk-based capital ratios." Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0.0% to 100.0%. State nonmember banks must maintain a minimum ratio of total capital to risk-weighted assets of at least 8.0%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock, subordinated debentures and certain other capital instruments, and a portion of the net unrealized gain on equity securities. The includable amount of Tier 2 capital cannot exceed the amount of the institution's Tier 1 capital.

        Standards for Safety and Soundness.    As required by statute, the federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit system, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings, compensation, fees and benefits and, more recently, safeguarding customer information. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

        Business and Investment Activities.    Under federal law, all state-chartered Federal Deposit Insurance Corporation-insured banks have been limited in their activities as principal and in their debt and equity investments to the type and the amount authorized for national banks, notwithstanding state law. Federal law permits exceptions to these limitations. For example, certain state-chartered cooperative banks may, with Federal Deposit Insurance Corporation approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the Nasdaq Global Market and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. The maximum permissible investment is the lesser of 100.0% of Tier 1 capital or the maximum amount permitted by Massachusetts law. Any such grandfathered authority may be terminated upon the Federal Deposit Insurance Corporation's determination that such investments pose a safety and soundness risk or upon the occurrence of certain events such as the cooperative bank's conversion to a different charter.

        The Federal Deposit Insurance Corporation is also authorized to permit state banks to engage in state authorized activities or investments not permissible for national banks (other than nonsubsidiary equity investments) if they meet all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the Federal Deposit Insurance Corporation insurance fund. The Federal Deposit Insurance Corporation has adopted regulations governing the procedures for institutions seeking approval to engage in such activities or investments. The Gramm-Leach-Bliley Act of 1999 specified that a state bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a "financial subsidiary," if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.

        Prompt Corrective Regulatory Action.    Federal law requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

        The Federal Deposit Insurance Corporation has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater. An institution is "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and generally a leverage ratio of 4.0% or greater. An institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or generally a leverage ratio of less than 4.0%. An institution is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%. An institution is considered to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

        "Undercapitalized" banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank's compliance with such a plan must be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5% of the institution's total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an "undercapitalized" bank fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized." "Significantly undercapitalized" banks must comply with one or more of a number of additional measures, including, but not limited to, a required sale of sufficient voting stock to become adequately capitalized, a requirement to reduce total assets, cessation of taking deposits from correspondent banks, the dismissal of directors or officers and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. "Critically undercapitalized" institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

        Transactions with Affiliates.    Transactions between a bank (and, generally, its subsidiaries) and its related parties or affiliates are limited by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the bank. Generally, Sections 23A and 23B of the Federal Reserve Act limit the extent to which the bank or its subsidiaries may engage in "covered transactions" with any one affiliate to 10% of such institution's capital stock and surplus and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such institution's capital stock and surplus. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar transactions. In addition, loans or other extensions of credit by the institution to the affiliate are required to be collateralized in accordance with specified requirements. The law also requires that affiliate transactions be on terms and conditions that are substantially the same, or at least as favorable to the institution, as those provided to nonaffiliates.

        The Sarbanes-Oxley Act of 2002 generally prohibits loans by a company to its executive officers and directors. The law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws, assuming such loans are also permitted under the law of the institution's chartering state. Under such laws, a bank's authority to extend credit to executive officers, directors and 10% stockholders ("insiders"), as well as entities such persons control, is restricted. The law limits both the individual and aggregate amount of loans that may be made to insiders based, in part, on the bank's capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are further limited to loans of specific types and amounts.

        Enforcement.    The Federal Deposit Insurance Corporation has extensive enforcement authority over insured state banks, including Meetinghouse Bank. That enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices. The Federal Deposit Insurance Corporation also has authority under federal law to appoint a conservator or receiver for an insured bank under certain circumstances. The Federal Deposit Insurance Corporation is required, with certain exceptions, to appoint a receiver or conservator for an insured state nonmember bank if that bank was "critically undercapitalized" on average during the calendar quarter beginning 270 days after the date on which the institution became "critically undercapitalized."

        Federal Insurance of Deposit Accounts.    Deposit accounts in Meetinghouse Bank are insured by the Federal Deposit Insurance Corporation's Deposit Insurance Fund, generally up to a maximum of $250,000 per separately insured depositor, pursuant to changes made permanent by the Dodd-Frank Act. The Dodd-Frank Act also extended unlimited deposit insurance on noninterest bearing transaction accounts through December 31, 2012. The Federal Deposit Insurance Corporation assesses insured depository institutions to maintain the Deposit Insurance Fund. No institution may pay a dividend if in default of its deposit insurance assessment.

        Under the Federal Deposit Insurance Corporation's risk-based assessment system, insured institutions are assigned to a risk category based on supervisory evaluations, regulatory capital levels and other factors. An institution's assessment rate depends upon the category to which it is assigned and certain adjustments specified by the Federal Deposit Insurance Corporation, with less risky institutions paying lower assessments. Until recently, assessment rates ranged from seven to 77.5 basis points of assessable deposits.

        In February 2011, as required by the Dodd-Frank Act, the Federal Deposit Insurance Corporation published a final rule to revise the deposit insurance assessment system. The rule, which took effect April 1, 2011, changes the assessment base used for calculating deposit insurance assessments from deposits to total assets less tangible (Tier 1) capital. Since the new base is larger than the previous base, the Federal Deposit Insurance Corporation also lowered assessment rates so that the rule would not significantly alter the total amount of revenue collected from the industry. The range of adjusted assessment rates is now 2.5 to 45 basis points of the new assessment base. The rule is expected to benefit smaller financial institutions, which typically rely more on deposits for funding, and shift more of the burden for supporting the insurance fund to larger institutions, which are thought to have greater access to nondeposit funding.

        As part of its plan to restore the Deposit Insurance Fund in the wake of a large number of bank failures, the Federal Deposit Insurance Corporation imposed a special assessment of five basis points for the second quarter of 2009. In addition, the Federal Deposit Insurance Corporation required all insured institutions to prepay their quarterly assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. In calculating the required prepayment, the Federal Deposit Insurance Corporation assumed a 5% annual growth in the assessment base and applied a three basis point increase in assessment rates effective January 1, 2011. Meetinghouse Bank's pre-payment of $320,000 was recorded as a prepaid expense at December 31, 2009 and is being amortized to expense over three years.

        In addition to Federal Deposit Insurance Corporation assessments, the Financing Corporation ("FICO") is authorized to impose and collect, through the Federal Deposit Insurance Corporation, assessments for costs related to bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. During the twelve months ended September 30, 2012, Meetinghouse Bank paid $4,000 in fees related to the FICO.

        The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2020. In setting the assessments necessary to achieve the 1.35% ratio, the Federal Deposit Insurance Corporation is supposed to offset the effect of the increased ratio on insured institutions with assets of less than $10 billion. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation. The Federal Deposit Insurance Corporation has recently exercised that discretion by establishing a long range fund ratio of 2%.

        A material increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Meetinghouse Bank. Management cannot predict what insurance assessment rates will be in the future.

        Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. We do not know of any practice, condition or violation that might lead to termination of Meetinghouse Bank's deposit insurance.

        Community Reinvestment Act.    Under the Community Reinvestment Act ("CRA"), a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA does require the Federal Deposit Insurance Corporation, in connection with its examination of a bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to establish or acquire branches and merge with other depository institutions. The CRA requires the Federal Deposit Insurance Corporation to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. Meetinghouse Bank's most recent Federal Deposit Insurance Corporation CRA rating was "Satisfactory."

        Massachusetts has its own statutory counterpart to the CRA which is also applicable to Meetinghouse Bank. The Massachusetts version is generally similar to the CRA but utilizes a five-tiered descriptive rating system. The Massachusetts Commissioner of Banks is required to consider a bank's record of performance under the Massachusetts law in considering any application by the bank to establish a branch or other deposit-taking facility, relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. Meetinghouse Bank's most recent rating under Massachusetts law was "Satisfactory."

        Federal Reserve System.    The Federal Reserve Board regulations require savings institutions to maintain noninterest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $79.5 million; a 10% reserve ratio is applied above $79.5 million. The first $12.4 million of otherwise reservable balances are exempted from the reserve requirements. The amounts are adjusted annually. Meetinghouse Bank complies with the foregoing requirements.

        Federal Home Loan Bank System.    Meetinghouse Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Boston, Meetinghouse Bank is required to acquire and hold a specified amount of shares of capital stock in the Federal Home Loan Bank of Boston. As of September 30, 2012, Meetinghouse Bank was in compliance with this requirement.

        The Federal Home Loan Bank of Boston suspended its dividend payment for the first quarter of 2009 and did not pay a dividend through 2010. The Federal Home Loan Bank paid dividends in 2012 that are considerably less than those paid before 2009.

Other Regulations

        Some interest and other charges collected or contracted by Meetinghouse Bank are subject to state usury laws and federal laws concerning interest rates and charges. Meetinghouse Bank's operations also are subject to state and federal laws applicable to credit transactions, such as the:

  •
  Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

  •
  Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

  •
  Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

  •
  Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;

  •
  Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; and

  •
  Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies; and

        The operations of Meetinghouse Bank also are subject to the:

  •
  Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

  •
  Electronic Funds Transfer Act and Regulation E promulgated thereunder, as well as Chapter 167B of the General Laws of Massachusetts, that govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services;

  •
  Gramm-Leach-Bliley Act privacy statute which requires each depository institution to disclose its privacy policy, identify parties with whom certain nonpublic customer information is shared and provide customers with certain rights to "opt out" of disclosure to certain third parties; and

  •
  Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the "USA PATRIOT Act"), which significantly expanded the responsibilities of financial institutions, in preventing the use of the United States financial system to fund terrorist activities. Among other things, the USA PATRIOT Act and the related regulations required banks operating in the United States to develop anti-money laundering compliance programs, due diligence policies and controls to facilitate the detection and reporting of money laundering.

Holding Company Regulation

        As a bank holding company, Meetinghouse Bancorp is subject to examination, supervision, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended, as administered by the Federal Reserve Board. Meetinghouse Bancorp is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval would be required for Meetinghouse Bancorp to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if it would, directly or indirectly, own or control more than 5% of any class of voting shares of the bank or bank holding company.

        A bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of more than 5% of the voting securities of any company engaged in nonbanking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing securities brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property under certain conditions; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings association.

        A bank holding company that meets specified conditions, including that its depository institutions subsidiaries are "well capitalized" and "well managed," can opt to become a "financial holding company." A "financial holding company" may engage in a broader array of financial activities than permitted a typical bank holding company. Such activities can include insurance underwriting and investment banking. Meetinghouse Bancorp does not anticipate opting for "financial holding company" status at this time.

        Meetinghouse Bancorp is subject to the Federal Reserve Board's consolidated capital adequacy guidelines for bank holding companies. Traditionally, those guidelines have been structured similarly to the regulatory capital requirements for the subsidiary depository institutions, but were somewhat more lenient. For example, the holding company capital requirements allowed inclusion of certain instruments in Tier 1 capital that are not includable at the institution level. As previously noted, the Dodd-Frank Act requires that the guidelines be amended so that they are at least as stringent as those required for the subsidiary depository institutions. See "—The Dodd-Frank Act."

        A bank holding company is generally required to give the Federal Reserve Board prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company's consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. The Federal Reserve Board has adopted an exception to that approval requirement for well-capitalized bank holding companies that meet certain other conditions.

        The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve Board's policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization's capital needs, asset quality and overall financial condition. The Federal Reserve Board's policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by using available resources to provide capital funds during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. The Dodd-Frank Act codified the source of strength policy and requires the promulgation of implementing regulations. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of Meetinghouse Bancorp to pay dividends or otherwise engage in capital distributions.

        The Federal Deposit Insurance Act makes depository institutions liable to the Federal Deposit Insurance Corporation for losses suffered or anticipated by the insurance fund in connection with the default of a commonly controlled depository institution or any assistance provided by the Federal Deposit Insurance Corporation to such an institution in danger of default. That law would have potential applicability if Meetinghouse Bancorp ever held as a separate subsidiary a depository institution in addition to Meetinghouse Bank.

        Meetinghouse Bancorp and Meetinghouse Bank are affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve System. In view of changing conditions in the national economy and in the money markets, it is impossible for management to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of Meetinghouse Bancorp or Meetinghouse Bank.

        The status of Meetinghouse Bancorp as a registered bank holding company under the Bank Holding Company Act will not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

        Massachusetts Holding Company Regulation.    Under Massachusetts banking laws, a company owning or controlling two or more banking institutions, including a cooperative bank, is regulated by the Massachusetts Division of Banks as a bank holding company. Each such bank holding company: (i) must obtain the approval of the Massachusetts Board of Bank Incorporation before engaging in certain transactions, such as the acquisition of more than 5% of the voting stock of another banking institution; (ii) must register, and file reports, with the Massachusetts Division of Banks; and (iii) is subject to examination by the Division of Banks. Meetinghouse Bancorp would become a bank holding company regulated by the Massachusetts Division of Banks if it acquires a second banking institution and holds and operates it separately from Meetinghouse Bank.

        Federal Securities Laws.    Our common stock is registered with the Securities and Exchange Commission under Section 12(b) of the Securities Exchange Act of 1934, as amended. We are subject to information, proxy solicitation, insider trading restrictions, and other requirements under the Exchange Act.

Federal Income Taxation

        General.    We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have not been audited in the most recent five year period. For its 2012 fiscal year, Meetinghouse Bank's maximum federal income tax rate was 34%.

        Bad Debt Reserves.    For fiscal years beginning before June 30, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for non-qualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and required savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $1.1 million of our accumulated bad debt reserves would not be recaptured into taxable income unless Meetinghouse Bank makes a "nondividend distribution" to Meetinghouse Bancorp as described below.

        Distributions.    If Meetinghouse Bank makes "nondividend distributions" to Meetinghouse Bancorp, the distributions will be considered to have been made from Meetinghouse Bank's unrecaptured tax bad debt reserves, including the balance of its reserves as of December 31, 1987, to the extent of the "nondividend distributions," and then from Meetinghouse Bank's supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in Meetinghouse Bank's taxable income. Nondividend distributions include distributions in excess of Meetinghouse Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of Meetinghouse Bank's current or accumulated earnings and profits will not be so included in Meetinghouse Bank's taxable income.

        The amount of additional taxable income triggered by a nondividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if Meetinghouse Bank makes a nondividend distribution to Meetinghouse Bancorp, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 34% federal corporate income tax rate. Meetinghouse Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

State Taxation

        Financial institutions in Massachusetts file combined income tax returns with affiliated companies that are not security corporations. The Massachusetts excise tax rate for cooperative banks is currently 9.0% of federal taxable income, adjusted for certain items. Taxable income includes gross income as defined under the Internal Revenue Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less deductions, but not the credits, allowable under the provisions of the Internal Revenue Code, except for those deductions relating to dividends received and income or franchise taxes imposed by a state or political subdivision. Carryforwards and carrybacks of net operating losses and capital losses are not allowed. Meetinghouse Bank's state tax returns, as well as those of its subsidiaries, have not been audited in the most recent five year period.

        A business corporation may elect special tax treatment as a "security corporation" under Massachusetts law provided that: (a) its activities are limited to buying, selling, dealing in or holding securities on its own behalf and not as a broker; and (b) it has applied for, and received, classification as a "security corporation" by the Commissioner of the Massachusetts Department of Revenue. A security corporation that is also a bank holding company under the Internal Revenue Code must pay a tax equal to 0.33% of its gross income. A security corporation that is not a bank holding company under the Internal Revenue Code must pay a tax equal to 1.32% of its gross income. Meetinghouse Bank's wholly-owned subsidiary, Meetinghouse Securities Corporation, is a Massachusetts securities corporation.

Item 1A.    Risk Factors

We have derived a significant portion of our income from secondary mortgage market activities, which is a volatile source of income, and we may incur losses or charges with respect to these activities which would negatively affect our earnings.

        We have derived a significant portion of our pre-tax income from originating fixed-rate residential mortgage loans and selling them to investors in the secondary market. Gains on secondary market activities amounted to $817,000, or 181.2% of pre-tax income, during the year ended September 30, 2012, $525,000, or 107.1% of pre-tax income, during the year ended September 30, 2011, and $255,000, or 48.7% of pre-tax income, during the year ended September 30, 2010. This is generally considered a volatile source of income because it depends largely on the level of loan volume which, in turn, depends largely on prevailing market interest rates. Generally, mortgage banking volume tends to increase during periods of low or declining market interest rates. The opposite tends to occur during periods of high or increasing market interest rates. In addition, although we sell loans into the secondary market without recourse, we are required to give customary representations and warranties about the loans to the buyers. If we breach those representations and warranties, the buyers may require us to repurchase the loans and we may incur a loss on the repurchase.

Customer service fees are a significant component of our noninterest income and one deposit account relationship accounts for a significant portion of those fees.

        Customer services fees totaled $311,000, or 26.9% of noninterest income, for the year ended September 30, 2012, $294,000, or 34.0% of noninterest income, for the year ended September 30, 2011, and $289,000, or 49.6% of noninterest income, for the year ended September 30, 2010. One commercial deposit account relationship accounted for $226,000, or 72.7%, of total customer service fees for the year ended September 30, 2012, $200,000, or 68.0%, of total customer service fees for the year ended September 30, 2011, and $180,000, or 62.3%, of total customer service fees for the year ended September 30, 2010. Although we do not have a contractual arrangement with this deposit customer, our President and Chief Executive Officer has developed a close business relationship with the customer during his career in the banking industry. The loss of this deposit account relationship would have a material adverse effect on our earnings.

Our non-owner occupied residential real estate loans may expose us to increased credit risk.

        At September 30, 2012, $8.4 million, or 29.8% of our residential real estate loans, were secured by non-owner occupied properties. Loans secured by non-owner occupied properties generally expose us to greater risk of non-payment and loss than loans secured by owner occupied properties because their repayment depend primarily on the continuing ability of tenant(s) to pay rent to the property owner, who is our borrower, or, if the property is vacant, on the property owner's ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lax property maintenance standards, which has an adverse effect on the value of the collateral properties.

Our commercial real estate, construction, commercial business and consumer loan portfolios may expose us to increased credit risk.

        Although historically not a significant component of our lending activities, these types of loans generally involve a greater risk of loss than residential real estate loans. Furthermore, in the case of commercial real estate, construction and commercial business loans, these loans generally have a larger average principal balance than the average residential real estate loan and are outstanding to a relatively small number of borrowers. Consequently, if we incur a loss on one or more of these loans, it would likely have a material adverse effect on our financial condition and earnings.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

        Like all financial institutions, we maintain an allowance for loan losses at a level representing management's best estimate of inherent losses in the portfolio based upon management's evaluation of the portfolio's collectibility as of the corresponding balance sheet date. At September 30, 2012, our allowance for loan losses was $334,000. However, our allowance for loan losses may be insufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results. In addition, our regulators, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to increase the allowance for loan losses by recognizing additional provisions for loan losses charged to income, or to charge off loans, which, net of any recoveries, would decrease the allowance for loan losses. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our operating results.

Opening a branch office may negatively affect our earnings.

        Branching is a part of our strategic plan. Depending on market conditions, we may seek to expand our current single office operation by opening one or more branch offices in our primary market area. Numerous factors contribute to the successful operation of a branch office, including finding a suitable location and qualified personnel to staff the office and designing and implementing an effective marketing strategy. Opening and operating a new branch office will increase our operating expenses. It generally takes time for a new branch office to generate sufficient loan and deposit volume to offset the operating expenses of the branch office, the more significant of which, like salaries and occupancy expense, are considered fixed costs.

As a small community bank, compliance with current and potential regulation and scrutiny may adversely affect our profitability and efficiency and have a dilutive effect on your ownership interest.

        The Bank is subject to extensive regulation, supervision and examination by the Federal Deposit Insurance Corporation and Massachusetts Commissioner of Banks, and Meetinghouse Bancorp is subject to regulation and supervision by the Federal Reserve Board and the Securities and Exchange Commission. As a small community bank, compliance with current and potential regulation and scrutiny may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital, and limit our ability to pursue business opportunities efficiently. In response, we may be required to or choose to raise additional capital, which could have a dilutive effect on the existing holders of Meetinghouse Bancorp common stock and adversely affect the market price of the common stock.

The loss of our President and Chief Executive Officer could hurt our operations.

        We rely heavily on the services of our President and Chief Executive Officer, Anthony A. Paciulli. The loss of his services would have an adverse effect on us because we are a small community bank and Mr. Paciulli has more responsibilities and functions to perform than his typical counterpart at a larger financial institution with more employees. In addition, as a small community bank, we have fewer management-level personnel who are in position to succeed and assume his responsibilities. We have entered into an employment contract with Mr. Paciulli.

A return of recessionary conditions in our national economy and, in particular, local economy could increase our level of nonperforming loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

        Our business activities and earnings are affected by general business conditions in the United States and, in particular, our local market area as a result of our geographic concentration of lending activities. Dramatic declines in real estate values and high levels of foreclosures resulted in significant asset write-downs by financial institutions, which have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. While our primary market area was not affected by the recessionary conditions as much as the United States generally, our primary market area was negatively impacted by the downturn in the economy and experienced increased unemployment levels and a softening of the local real estate market, including reductions in local property values. A further decline in real estate values may cause some of our real estate secured loans to become inadequately collateralized. This would expose us to increased risk of loss if we seek to recover on a defaulted loan by selling the underlying collateral and the outstanding loan balance exceeds the proceeds of sale of the property. Furthermore, a return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Unlike larger financial institutions that are more geographically diversified, our profitability depends on the general economic conditions in our primary market area. A substantial majority of our loans are secured by real estate or made to businesses in our primary market area. A prolonged or more severe downturn in the local economy could result in significant increases in nonperforming loans, which would negatively impact our interest income and result in higher provisions for loan losses, which would reduce our earnings. The economic downturn could also result in reduced demand for credit or fee-based products and services, which would negatively impact our revenues.

Changes in interest rates may hurt our profits and asset values.

        Like other financial institutions, we are subject to interest rate risk. Our primary source of income is net interest and dividend income, which is the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. Changes in the general level of interest rates can affect our net interest and dividend income by affecting the difference between the weighted-average yield earned on our interest-earning assets and the weighted-average rate paid on our interest-bearing liabilities, or interest rate spread, and the average life of our interest-earning assets and interest-bearing liabilities. Changes in interest rates also can affect: (1) the ability to originate loans; (2) the value of our interest-earning assets and our ability to realize gains from the sale of such assets; (3) the ability to obtain and retain deposits in competition with other available investment alternatives; and (4) the ability of our borrowers to repay adjustable or variable rate loans. Interest rates are highly sensitive to many factors, including government monetary policies, domestic and international economic and political conditions and other factors beyond our control. Although we believe that the estimated maturities of our interest-earning assets currently are well balanced in relation to the estimated maturities of our interest-bearing liabilities, our profitability could be adversely affected as a result of changes in interest rates.

Strong competition within our market area could reduce our profits and slow growth.

        As the economy recovers, we will face more intense competition both in making loans and attracting deposits, particularly as a small community bank. This competition may make it more difficult for us to make new loans and may force us to offer lower loan rates and higher deposit rates. Pricing competition for loans and deposits might result in our earning less on our loans and paying more on our deposits, which would reduce net interest and dividend income. Competition also makes it more difficult to grow loans and deposits. Many of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

We own stock in the Federal Home Loan Bank of Boston, which recently had to suspend its dividend.

        As a member bank, Meetinghouse Bank is required to purchase capital stock in the Federal Home Loan Bank in an amount commensurate with the amount of Meetinghouse Bank's advances and unused borrowing capacity. This stock, carried at cost, amounted to $401,000 at September 30, 2012. In response to unprecedented market conditions and potential future losses, the Federal Home Loan Bank announced in February 2009 an initiative to preserve capital by the adoption of a revised retained earnings target, declaration of a moratorium on excess stock repurchases and the suspension of cash dividend payments. If the Federal Home Loan Bank is unable to meet minimum regulatory capital requirements or is required to aid the remaining Federal Home Loan Banks, our holding of Federal Home Loan Bank stock may be determined to be other-than-temporarily impaired and may require a charge to earnings. In February 2011, the Federal Home Loan Bank of Boston re-instituted its dividend, but at a substantially lower rate (0.30% annual yield) than the pre-suspension rate (2.50% annual yield). The failure to recognize dividend income from our required investment in Federal Home Loan Bank stock, or to recognize dividend income at significantly below historical levels, will negatively affect our net interest and dividend income.

We operate in a highly regulated environment, which has increased our compliance costs, and we may be adversely affected by changes in laws and regulations.

        We are subject to extensive government regulation, supervision and examination by the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks. Meetinghouse Bancorp will also be subject to regulation and supervision by the Federal Reserve Board upon the consummation of the conversion and offering. Such regulation, supervision and examination govern the activities in which we may engage and are intended primarily for the protection of the deposit insurance fund and our depositors. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. In addition, the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") has and will continue to change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years. While it is difficult to anticipate the overall impact of the Dodd-Frank Act on us and the financial service industry, we expect that at a minimum it will increase our operating costs. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations and earnings.

We are an "emerging growth company" within the meaning of the federal securities laws, and if we decide to take advantage of certain exemptions from various disclosure and reporting requirements available to emerging growth companies, it could have an adverse effect on the market for our common stock.

        As an "emerging growth company" we are eligible to take advantage of certain exemptions from various disclosure and reporting requirements and other requirements that apply to other public companies that are not emerging growth companies. These exemptions include, but not limited to, reduced disclosure about our executive compensation (including the omission of a compensation discussion and analysis), exemption from the requirement to hold a non-binding shareholder advisory vote on executive compensation and from the requirement to have our outside auditors attest as to our internal control over financial reporting. We also are eligible to delay adoption of new or revised accounting standards applicable to public companies until those standards apply to private companies. However, we have elected to opt out of this extended transition period for complying with new or revised accounting standards, and this election is irrevocable. The disclosure and reporting exemptions will apply for a period of five years following the completion of our initial public offering or until we no longer qualify as an "emerging growth company," whichever is earlier. If we take advantage of any of the disclosure and reporting exemptions available to an "emerging growth company," our stockholders may not have access to certain information they may deem important and some investors may view our common stock less attractive, which may result in a less active trading market for our common stock and more volatility in our stock price.

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        At September 30, 2012, we conducted business through our sole office, which we own, located in the community of Dorchester in Boston, Massachusetts. The office has two ATMs and a drive-up window. At September 30, 2012, the total net book value of our land, buildings, furniture, fixtures and equipment at that location was $1.4 million.

Item 3.    Legal Proceedings

        Periodically, there may be various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Meetinghouse Bancorp, Inc.'s common stock is quoted on the OTC Bulletin Board. The common stock was issued at a price of $10.00 per share in connection with the Bank's mutual to stock conversion and the initial public offering of the Company's common stock. The common stock commenced trading on the OTC Bulletin Board on November 20, 2012. As of December 14, 2012, there were approximately 200 shareholders of record, not including the number of persons or entities whose stock is held in nominee or "street" name through various brokerage firms and banks.

        The Company did not repurchase any of its common stock or pay any dividends during the fiscal year ended September 30, 2012. In addition, the Company has not adopted any equity compensation plans requiring disclosure.

        The board of directors may declare and pay periodic special cash dividends in addition to, or in lieu of, regular cash dividends. In determining whether to declare or pay any dividends, whether regular or special, the board of directors will take into account our financial condition and results of operations, tax considerations, capital requirements, industry standards, and economic conditions. We will also consider the regulatory restrictions that affect the payment of dividends by Meetinghouse Bank to us, discussed below.

        Meetinghouse Bancorp is subject to Maryland law, which generally permits a corporation to pay dividends on its common stock unless, after giving effect to the dividend, the corporation would be unable to pay its debts as they become due in the usual course of its business or the total assets of the corporation would be less than its total liabilities.

        Dividends from Meetinghouse Bancorp may depend, in part, upon receipt of dividends from Meetinghouse Bank because Meetinghouse Bancorp will have no source of income other than dividends from Meetinghouse Bank and earnings from investment of net proceeds from the offering retained by Meetinghouse Bancorp. Massachusetts banking law and Federal Deposit Insurance Corporation regulations limit distributions from Meetinghouse Bank to Meetinghouse Bancorp. In addition, Meetinghouse Bancorp is subject to the Federal Reserve Board's policy that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by Meetinghouse Bancorp appears consistent with its capital needs, asset quality and overall financial condition.

        Any payment of dividends by Meetinghouse Bank to us that would be deemed to be drawn out of Meetinghouse Bank's bad debt reserves would require Meetinghouse Bank to pay federal income taxes at the then current income tax rate on the amount deemed distributed. Meetinghouse Bancorp does not contemplate any distribution by Meetinghouse Bank that would result in this type of tax liability.

Item 6.    Selected Financial Data

        The summary consolidated financial information presented below is derived in part from the Bank's consolidated financial statements. The following is only a summary and you should read it in conjunction with the consolidated financial statements and notes beginning on page F-1. The information at September 30, 2012 and 2011 and for the years then ended is derived in part from the audited consolidated financial statements of the Bank that appear elsewhere in this Annual Report on Form 10-K.

	At September 30,
(In thousands)	2012	2011	2010
Selected Financial Condition Data:
Total assets	$74,084	$66,203	$64,354
Cash and cash equivalents	10,177	8,513	3,607
Securities available for sale	5,444	6,111	7,157
Loans, net	43,368	42,375	43,555
Loans held-for-sale	6,794	4,426	6,919
Deposits	68,297	60,753	57,943
Federal Home Loan Bank advances	—	—	1,302
Total equity	5,418	5,165	4,873

	Years September 30,
(In thousands)	2012	2011	2010
Operating Data:
Interest and dividend income	$2,566	$2,738	$2,916
Interest expense	594	660	892

Net interest and dividend income	1,972	2,078	2,024
Provision (benefit) for loan losses	18	(11)	18

Net interest and dividend income after provision (benefit) for loan losses	1,954	2,089	2,006
Noninterest income	1,158	865	583
Noninterest expenses	2,661	2,464	2,065

Income before income taxes	451	490	524

Income tax expense	178	197	208

Net income	$273	$293	$316

	At or For the Years Ended September 30,
	2012	2011	2010
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.39%	0.46%	0.51%
Return on average equity	5.19	5.80	6.84
Interest rate spread(1)	2.89	3.33	3.24
Net interest margin(2)	3.08	3.53	3.51
Noninterest expense to average assets	3.80	3.85	3.33
Efficiency ratio(3)	85.02	83.72	79.21
Dividend pay-out ratio	N/A	N/A	N/A
Average equity to average assets	7.50	7.90	7.44
Asset Quality Ratios:
Allowance for loan losses as a percent of total loans(4)	0.76%	0.74%	0.74%
Allowance for loan losses as a percent of non-performing loans	11,133.33	1,260.00	37.51
Net charge-offs (recoveries) to average outstanding loans during the period	—	—	—
Non-performing loans as a percent of total loans(4)	0.01	0.06	1.98
Non-performing loans as a percent of total assets	—	0.04	1.35
Capital Ratios:
Total capital to risk-weighted assets	14.30%	13.20%	12.10%
Tier I capital to risk-weighted assets	13.40	12.40	11.30
Tier I capital to total average assets	7.40	7.70	7.60
Other Data:
Number of full service offices	1	1	1

(1)
Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.

(2)
Represents net interest and dividend income as a percent of average interest-earning assets.

(3)
Represents noninterest expense divided by the sum of net interest and dividend income and noninterest income.

(4)
Loans are presented before the allowance for loan losses but include deferred loan origination fees, net. Excludes loans held-for-sale.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Income.    Our primary source of income is net interest and dividend income. Net interest and dividend income is the difference between interest and dividend income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Other sources of income include earnings from customer service fees (mostly from service charges on deposit accounts), bank-owned life insurance, fees from investment management services and gains on the sale of securities and loans.

        Provision for Loan Losses.    The allowance for loan losses is maintained at a level representing management's best estimate of inherent losses in the loan portfolio, based upon management's evaluation of the portfolio's collectibility. The allowance is established through the provision for loan losses, which is charged against income. Charge-offs, if any, are charged to the allowance. Subsequent recoveries, if any, are credited to the allowance. Allocation of the allowance may be made for specific loans or pools of loans, but the entire allowance is available for the entire loan portfolio.

        Expenses.    The noninterest expenses we incur in operating our business consist of salaries and employee benefits, occupancy and equipment, data processing, federal deposit insurance and other general and administrative expenses. Following the offering, our noninterest expenses are likely to increase as a result of operating as a public company. These additional expenses will consist primarily of legal and accounting fees, expenses of stockholder communications and meetings and stock exchange listing fees.

        Salaries and employee benefits consist primarily of salaries and wages paid to our employees, payroll taxes, and expenses for health insurance, retirement plans and other employee benefits. Following the offering, we will recognize additional annual employee compensation expenses stemming from the adoption of new equity benefit plans. We cannot determine the actual amount of these new stock-related compensation and benefit expenses at this time because applicable accounting practices require that they be based on the fair market value of the shares of common stock or related stock options at specific points in the future.

        Occupancy and equipment expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of depreciation charges, rental expenses, furniture and equipment expenses, maintenance, real estate taxes and costs of utilities. Depreciation of premises and equipment is computed using a straight-line method based on the estimated useful lives of the related assets, which range from 3 to 50 years, or the expected lease terms, if shorter. Data processing expenses are the fees we pay to third parties for the use of their software and for processing customer information, deposits and loans.

        Federal deposit insurance premiums are payments we make to the Federal Deposit Insurance Corporation for insurance of our deposit accounts.

        Other expenses include expenses for professional services, advertising, office supplies, postage, telephone, insurance and other miscellaneous operating expenses.

Critical Accounting Policies

        We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies.

        Allowance for Loan Losses.    The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

        The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

        The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: owner and non-owner occupied residential real estate, home equity, multi-family commercial real estate, construction, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Bank's policies or methodology pertaining to the general component of the allowance for loan losses during fiscal year 2012.

        The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

        Residential real estate:    Residential real estate includes owner and non-owner occupied real estate loans and home equity loans. The Bank originates most of the loans in this segment according to FNMA/FHLMC underwriting guidelines. Most loans in this segment are collateralized by residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment. There are some non-owner occupied residential real estate loans with multiple investment properties that are evaluated as commercial real estate property.

        Commercial real estate:    Commercial real estate includes multi-family and certain non-owner occupied residential real estate. Loans in this segment are primarily income-producing properties throughout Massachusetts. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Management periodically obtains rent rolls and continually monitors the cash flows of these loans.

        Construction loans:    Loans in this segment primarily include speculative real estate development loans for which payment is derived from sale of the property. Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.

        Commercial loans:    Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.

        Consumer loans:    Loans in this segment are generally unsecured and repayment is dependent on the credit quality of the individual borrower.

        The allocated component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis for commercial, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential real estate loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement.

        A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

        The Bank periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring ("TDR"). All TDRs are classified as impaired.

        An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

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

Balance Sheet Analysis

        Total Assets.    Total assets increased by $7.9 million, from $66.2 million at September 30, 2011 to $74.1 million at September 30, 2012, primarily due to a $1.7 million increase in cash and cash equivalents, a $2.3 million increase in interest-bearing time deposits in other banks, and a $2.4 million increase in loans held-for-sale and a $1.0 million increase in loans, net. These increases were primarily offset by a $700,000 decrease in investments in available-for-sale securities.

        Cash and Cash Equivalents.    Cash and cash equivalents increased by $1.7 million, from $8.5 million at September 30, 2011 to $10.2 million at September 30, 2012, primarily due to a $7.5 million increase in total deposits. Federal funds sold and interest-bearing demand deposit balances decreased by

$1.0 million, from $6.1 million at September 30, 2011 to $5.1 million at September 30, 2012. We maintain funds in these accounts in order to improve the yield earned on excess liquidity.

        Interest-Bearing Time Deposits in Other Banks.    These deposits increased by $2.3 million, from $1.6 million at September 30, 2011 to $3.9 million at September 30, 2012. We maintain funds in these accounts in order to improve the yield earned on excess liquidity.

        Loans Held-for-Sale.    Loans held-for-sale increased by $2.4 million, from $4.4 million at September 30, 2011 to $6.8 million at September 30, 2012, due to normal pipeline variances.

        Loans, Net.    Loans, net, increased by $1.0 million, from $42.4 million at September 30, 2011 to $43.4 million at September 30, 2012. The low interest rate environment resulted primarily in increased demand for fixed rate residential mortgage loans, which we generally sell into the secondary market rather than retain in portfolio.

        The following table sets forth the composition of our loan portfolio at the dates indicated.

	At September 30,
	2012		2011		2010
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
Residential mortgage	$28,171	64.68%	$27,896	65.44%	$29,298	66.87%
Commercial real estate	7,080	16.25	6,555	15.38	6,782	15.48
Construction	332	0.76	908	2.13	731	1.67
Multi-family	1,168	2.68	931	2.18	950	2.17

Total real estate loans	36,751	84.37	36,290	85.13	37,761	86.19
Commercial loans	1,550	3.56	928	2.17	795	1.82
Consumer loans:
Home equity lines of credit	4,545	10.43	4,926	11.56	4,703	10.73
Other	712	1.64	486	1.14	554	1.26

Total consumer loans	5,257	12.07%	5,412	12.70%	5,257	11.99%

Total loans	43,558	100.00%	42,630	100.00%	43,813	100.00%

Deferred loan origination fees, net	144		61		68
Allowance for loan losses	(334)		(315)		(326)

Net loans	$43,368		$42,376		$43,555

        Loan Maturity.    The following tables set forth certain information at September 30, 2012 regarding dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The amounts shown below exclude net deferred loan fees.

	September 30, 2012
(In thousands)	Residential Mortgage Loans	Commercial Real Estate Loans	Construction Loans	Commercial Loans	Multi- Family Loans	Consumer Loans	Total Loans
Amounts due in:
One year or less	$287	$1,073	$332	$190	$—	$356	$2,238
More than one year to five years	12	722	—	1,063	317	343	2,457
More than five years to ten years	515	3,640	—	247	614	649	5,665
More than ten years	27,357	1,645	—	50	237	3,909	33,198

Total	$28,171	$7,080	$332	$1,550	$1,168	$5,257	$43,558

        Fixed vs. Adjustable Rate Loans.    The following table sets forth the dollar amount of all scheduled maturities of loans at September 30, 2012 that are due after September 30, 2013 and have either fixed interest rates or adjustable interest rates. The amounts shown below exclude net deferred loan fees.

(In thousands)	Fixed Rates	Floating or Adjustable Rates	Total
Real estate loans:
Residential	$5,822	$22,062	$27,884
Commercial	523	5,484	6,007
Construction	—	—	—
Multi-family	—	1,168	1,168

Total real estate	6,345	28,714	35,059
Commercial loans	247	1,113	1,360
Consumer loans	4,849	52	4,901

Total	$11,441	$29,879	$41,320

        Securities.    Our securities portfolio consists primarily of residential mortgage-backed securities issued by U.S. government agencies and government sponsored enterprises. Investments in available-for-sale securities decreased by $700,000, from $6.1 million at September 30, 2011 to $5.4 million at September 30, 2012, due to purchases of $1.8 million, offset by $2.4 million in maturities.

        The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At September 30,
	2012		2011		2010
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale::
Corporate debt securities	$300	$320	$300	$327	$300	$336
Mortgage-backed securities	4,827	5,072	5,510	5,784	6,461	6,721
U.S. Government and federal agency obligations	52	52	—	—	100	100

Total	$5,179	$5,444	$5,810	$6,111	$6,861	$7,157

        At September 30, 2012, we had no investments in a single company or entity (other than the U.S. Government or an agency of the U.S. Government), including both debt and equity securities, that had an aggregate book value in excess of 10% of our total equity.

        The following table sets forth the stated maturities and weighted average yields of investment securities at September 30, 2012. Certain mortgage related securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		After Ten Years		Total
(Dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Securities available-for-sale:
Corporate debt	$—	—%	$—	—%	$—	—%	$320	11.45%	$320	11.45%
Mortgage-backed securities	1,557	3.04	2,306	3.01	779	2.91	430	3.86	5,072	3.08
U.S. Government and federal agency obligations	—	—	—	—	—	—	52	1.47%	52	1.47

Total	$1,557	3.04%	$2,306	3.01%	$779	2.91%	$802	6.74%	$5,444	3.56%

        Deposits.    Our primary sources of funds are retail deposit accounts held primarily by individuals and businesses within our primary market area. Total deposits increased by $7.5 million, from $60.8 million at September 30, 2011 to $68.3 million at September 30, 2012, primarily due to a $2.8 million increase in certificates of deposit, and a $4.7 million increase in non interest-bearing accounts.

        The following table sets forth the balances of our deposit products at the dates indicated.

	At September 30,
	2012		2011		2010
(Dollars in thousands)	Total	Percent	Total	Percent	Total	Percent
Noninterest-bearing demand deposits	$14,713	21.54%	$10,020	16.49%	$8,830	15.24%
Interest bearing deposits:
Money market	8,599	12.59	8,360	13.76	8,300	14.32
Regular and other savings	8,561	12.54	8,766	14.43	7,856	13.56
Certificates of deposit	36,424	53.33	33,607	55.32	32,957	56.88

Total	$68,297	100.00%	$60,753	100.00%	$57,943	100.00%

        The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity at September 30, 2012. Jumbo certificates of deposit require minimum deposits of $100,000.

Maturity Period at September 30, 2012	Jumbo Certificates of Deposits
(In thousands)
Three months or less	$7,685
Over three through six months	4,707
Over six through twelve months	3,964
Over twelve months	8,148

Total	$24,504

        Borrowings.    Generally, we use borrowings from the Federal Home Loan Bank of Boston to supplement our supply of funds for loans and securities. We did not have any Federal Home Loan Bank of Boston borrowings outstanding at both September 30, 2012 and September 30, 2011.

        The following table sets forth selected information regarding our borrowed funds during the periods indicated.

	At or For the Year Ended September 30,
(Dollars in thousands)	2012	2011	2010
Maximum amount outstanding at any month-end during the period:
FHLB Advances	$—	$1,760	$1,948
Average balance outstanding during the period:
FHLB Advances	6	527	902
Weighted average interest rate during the period:
FHLB Advances	0.28%	0.99%	3.10%
Balance outstanding at end of period:
FHLB Advances	$—	$—	$1,302
Weighted average interest rate at end of period
FHLB Advances	—%	—%	0.89%

Comparison of Operating Results for the Years ended September 30, 2012 and 2011

        Net Income.    Net income decreased by $20,000, from $293,000 in 2011 to $273,000 in 2012 primarily due to a $197,000 increase in noninterest expense, a decrease of $106,000 in net interest and dividend income, and a $29,000 increase in the provision for loan losses, offset by a $293,000 increase in noninterest income.

        Net Interest and Dividend Income.    Net interest and dividend income decreased by $106,000 to $2.0 million in 2012 due to declining market interest rates. The yield on interest-earnings assets decreased from 4.65% in 2011 to 4.01% in 2012, which offset an increase in the average balance of interest-earning assets from $58.9 million to $64.0 million. The average rate paid on interest-bearing liabilities decreased from 1.32% in 2011 to 1.12% in 2012 which offset an increase in the average balance of interest-bearing liabilities from $50.0 million to $53.1million. The interest rate spread decreased from 3.33% in 2011 to 2.89% in 2012.

        Average Balances and Yields/Rates.    The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using daily balances. Loan fees are included in interest income on loans and are insignificant.

	For the Years Ended September 30,
	2012			2011			2010
(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
Interest-earning assets:
Securities(1)	$7,034	$242	3.44%	$7,319	$277	3.78%	$9,058	$340	3.75%
Loans, net(2)	46,662	2,301	4.93	45,435	2,451	5.39	45,279	2,572	5.68
Other interest-earning assets(3)	10,259	23	0.22	6,145	10	0.16	3,388	4	0.12

Total interest-earning assets	63,955	2,566	4.01	58,899	2,738	4.65	57,725	2,916	5.05

Noninterest earning assets	6,123			5,128			4,366

Total assets	$70,078			$64,027			$62,091

Interest-bearing liabilities:
Regular savings accounts	$8,828	$22	0.25%	$8,389	$21	0.25%	$7,924	$25	0.32%
Money market accounts	9,034	48	0.53	8,301	66	0.80	8,193	102	1.24
Time deposits	35,223	524	1.49	32,317	564	1.75	32,170	737	2.29

Total interest-bearing deposits	53,085	594	1.12	49,007	651	1.33	48,287	864	1.79
Federal Home Loan Bank advances	6	0	0.28	912	9	0.99	902	28	3.10

Total interest-bearing liabilities	53,091	594	1.12	49,919	660	1.32	49,189	892	1.81

Demand deposits	11,669			8,674			8,110
Other liabilities	62			379			174
Equity	5,256			5,055			4,618

Total liabilities and equity	$70,078			$64,027			$62,901

Net interest income		$1,972			$2,078			$2,024

Interest rate spread			2.89%			3.33%			3.24%
Net yield on earning assets			3.08%			3.53%			3.51%

(1)
Includes Federal Home Loan Bank of Boston stock, deposits with the Co-operative Central Bank, and available-for-sale securities.

(2)
Includes non-accrual loans and interest received on such loans, and loans held-for-sale.

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

	Year Ended September 30, 2012 Compared to September 30, 2011			Year Ended September 30, 2011 Compared to September 30, 2010
	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total Increase (Decrease)			Total Increase (Decrease)
(In thousands)	Volume	Rate		Volume	Rate
Interest and dividend income:
Securities(1)	$(10)	$(25)	$(35)	$(66)	$3	$(63)
Loans, net(2)	69	(219)	(150)	9	(130)	(121)
Other interest-earning assets(3)	8	5	13	4	2	6

Total interest-earning assets	67	(239)	(172)	(53)	(125)	(178)

Interest expense:
Deposits	70	(127)	(57)	6	(219)	(213)
Federal Home Loan Bank advances	(5)	(4)	(9)	—	(19)	(19)

Total interest-bearing liabilities	65	(131)	(66)	6	(238)	(232)

Net increase (decrease) in interest income	$2	$(108)	$(106)	$(59)	$113	$54

(1)
Includes Federal Home Loan Bank of Boston stock, deposits with the Co-operative Central Bank, and available-for-sale securities.

(2)
Includes non- accrual loans and interest received on such loans, and loans held-for-sale.

(3)
Includes short-term investments.

        Provision (Benefit) for Loan Losses.    The provision for loan losses increased by $29,000, from ($11,000) in 2011 to $18,000 in 2012. The provision in 2012 reflects the increase in the loan portfolio on the calculation of the allowance for loan losses. Nonaccrual loans decreased from $25,000 at September 30, 2011 to $3,000 at September 30, 2012. Loans, net, increased from $42.4 million at September 30, 2011 to $43.4 million at September 30, 2012.

        Noninterest Income.    Noninterest income increased by $293,000, from $865,000 in 2011 to $1.2 million in 2012 primarily due to a $292,000 increase in gain on secondary market activities from $525,000 to $817,000. The increase in gain on secondary market activities was due to higher volume. Customer service fees increased from $294,000 to $311,000 primarily due to increased service fees charged to one commercial deposit account relationship. That deposit account relationship accounted for $200,000 of total customer service fees in 2011 and $226,000 of total customer service fees in 2012.

        Noninterest Expense.    Noninterest expense increased by $200,000, from $2.5 million in 2011 to $2.7 million in 2012. Salaries and employee expense increased from $1.4 million to $1.5 million due to the hiring of additional employees and normal expense increases. Professional fees decreased from $249,000 to $196,000 primarily due to decreased consultant fees in 2012. Data processing expense increased from $188,000 to $235,000 due to processing a higher volume of items and the addition of new customer services, including electronic bill paying. Deposit insurance expense decreased from $67,000 to $41,000 due to an adjustment of the expense accrual to reflect the implementation of a new assessment formula. Advertising decreased from $52,000 to $38,000 due to a decrease in purchases of marketing materials to promote bank services.

        Income Tax Expense.    Income tax expense decreased by $19,000, from $197,000 in 2011 to $178,000 in 2012 due to lower pre-tax income. The effective tax rate was 40.2% in 2011 and 39.5% in 2012.

Risk Management

        Overview.    Managing risk is an essential part of successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk and market risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or security when it is due. Interest rate risk is the potential reduction of net interest and dividend income as a result of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available-for-sale securities that are recorded at fair value. Other risks that we face are operational risk, liquidity risks and reputation risk. Operational risks include risks related to fraud, regulatory compliance, processing errors, technology and disaster recovery. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers when due. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.

        Credit Risk Management.    Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. This strategy also emphasizes conservative loan-to-value ratios and guarantees of construction and commercial real estate loans by parties with substantial net worth. We have not offered Alt-A, sub-prime or no-documentation mortgage loans.

        When a borrower fails to make a required loan payment, management takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. Management makes initial contact with the borrower when the loan becomes 15 days past due. If payment is not then received by the 30th day of delinquency, additional letters and phone calls generally are made, and a plan of collection is pursued for each individual loan. A particular plan of collection may lead to foreclosure, the timing of which depends on the prospects for the borrower bringing the loan current, the financial strength and commitment of any guarantors, the type and value of the collateral securing the loan, the requirements of applicable law (including borrowers' right-to-cure periods of up to 150 days under Massachusetts law), and other factors. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. We may consider loan workout arrangements with certain borrowers under certain circumstances, as well as the sale of the nonperforming loans.

        Management informs the board of directors on a monthly basis of the amount of loans delinquent more than 30 days. Management also provides detailed reporting of loans greater than 90 days delinquent, all loans in foreclosure and all foreclosed and repossessed property that we own.

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

        The following table provides information with respect to our nonperforming assets, including debt restructurings, at the dates indicated.

	At September 30,
(Dollars in thousands)	2012	2011	2010
Nonaccrual loans:
Real estate loans:
Residential	$—	$—	$369
Commercial	—	—	500

Total real estate	—	—	869
Consumer loans	3	25	—

Total	3	25	869

Accruing loans past due 90 days or more	—	—	—

Total nonaccrual loans and accruing loans past due 90 days	3	25	869
Other real estate owned	—	500	—

Total nonperforming assets	3	525	869
Troubled debt restructurings	—	—	—

Troubled debt restructurings and total nonperforming assets	$3	$525	$869

Total nonperforming loans to total loans (1)	0.01%	0.06%	1.98%
Total nonperforming loans to total assets	0.00%	0.04%	1.35%
Total nonperforming assets and troubled debt restructurings to total assets	0.00%	0.79%	1.35%

(1)
Loans are presented before allowance for loan losses, but include deferred loan costs/fees.

        Interest income that would have been recorded for the year ended September 30, 2012 had nonaccrual loans been current according to their original terms, was immaterial. Interest income that would have been recorded for the year ended September 30, 2011 had nonaccrual loans been current according to their original terms amounted to $2,000. No income related to nonaccrual loans was included in interest income for the years ended September 30, 2012 and 2011.

        There was no other real estate owned at September 30, 2012. Other real estate owned at September 30, 2011 consisted of a single property, a one-unit commercial building in our primary market area, acquired through foreclosure in December 2010. The most recent independent property appraisal, performed in June 2012, indicates a fair market value of $520,000. The property was transferred to investments in real estate and leased on August 1, 2012.

        Federal regulations require us to review and classify assets on a regular basis. In addition, the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks have the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. "Substandard assets" must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. "Doubtful assets" have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as "loss" is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. When management classifies an asset as substandard or doubtful, a specific allowance for loan losses may be established. If management classifies an asset as loss, an amount equal to 100% of the portion of the asset classified loss is charged to the allowance for loan losses. The regulations also provide for a "special mention" category, described as assets that do not currently expose Meetinghouse Bank to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving Meetinghouse Bank's close attention. Meetinghouse Bank also utilizes an eight grade internal loan rating system for commercial real estate, construction and commercial loans. See note 4 to the notes to the consolidated financial statements.

        The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At September 30,
(In thousands)	2012	2011	2010
Special mention assets	$488	$2,728	$2,852
Substandard assets	766	647	—
Doubtful assets	—	—	—
Loss assets	—	—	—

Total	$1,254	$3,375	$2,852

        See note 4 to the notes to the consolidated financial statements for further information regarding our classified assets at September 30, 2012 and 2011.

        Other than as disclosed in the above tables, there are no other loans where management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

        Delinquencies.    The following table provides information about delinquencies in our portfolio at the dates indicated.

	At September 30, 2012			At September 2011
(In thousands)	30 - 59 Days Past Due	60 - 90 Days Past Due	> 90 Days	30 - 59 Days Past Due	60 - 89 Days Past Due	> 90 Days
Real estate loans:
Residential	$299	$51	$—	$267	$—	$—
Commercial	—	—	—	—	—	—

Total real estate	299	51	—	267	—	—
Consumer loans	21	—	3	308	—	25

Total	$320	$51	$3	$575	$—	$25

	At September 30, 2010
(In thousands)	30 - 59 Days Past Due	60 - 90 Days Past Due	> 90 Days
Real estate loans:
Residential	$—	$—	$369
Commercial	—	—	500

Total real estate	—	—	869
Consumer loans	5	—	—

Total	$5	$—	$869

        Analysis and Determination of the Allowance for Loan Losses.    The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a regular basis and is based upon our periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. When additional allowances are necessary, a provision for loan losses is charged to earnings.

        Our methodology for assessing the appropriateness of the allowance for loan losses consists of: (1) an allocated component related to impaired loans, and (2) a general component related to the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

        Allowance on Impaired Loans.    The allocated component of the allowance for loan losses relates to loans that are individually evaluated and determined to be impaired. The allowance for each impaired loan is determined by either the present value of expected future cash flows or, if the loan is collateral dependent, by the fair value of the collateral less estimated costs to sell. We identify a loan as impaired when, based upon current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Management evaluates loans other than homogeneous loans for impairment. If a loan is determined to be impaired, an individual loss assessment is performed to determine the probability of a loss and, if applicable, the estimated measurement of the loss. Homogeneous loans are generally excluded from an individual impairment analysis and are collectively evaluated by management to estimate losses inherent in those loans. However, certain homogeneous loans will be individually evaluated for impairment when they reach nonperforming status or become subject to a restructuring agreement. Homogeneous loans are loans originated with similar terms and risk characteristics. Homogeneous loans include, but are not limited to, residential real estate loans and consumer installment loans.

        Allowance on the Remainder of the Loan Portfolio.    The general component of the allowance for loan losses relates to loans that are not determined to be impaired. Management determines the appropriate loss factor for each group of loans with similar risk characteristics within the portfolio based on loss experience and qualitative and environmental factors for loans in each group. Loan categories will represent groups of loans with similar risk characteristics and may include types of loans categorized by product, large credit exposures, concentrations, loan grade, or any other characteristic that causes a loan's risk profile to be similar to another. We consider qualitative or environmental factors that are likely to cause estimated credit losses associated with our existing portfolio to differ from historical loss experience including changes in lending policies and procedures; changes in the nature and volume of the loan portfolio; changes in experience, ability and depth of loan management; changes in the volume and severity of past due loans, nonaccrual loans and adversely graded or classified loans; changes in the quality of the loan review system; changes in the value of underlying collateral for collateral dependent loans; the existence of or changes in concentrations of credit; changes in economic or business conditions; and the effect of competition, legal and regulatory requirements on estimated credit losses. Our qualitative and environmental factors are reviewed on a quarterly basis and our historical loss experience is reviewed quarterly to ensure they reflect current conditions in our loan portfolio and the economy.

        The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At September 30,
	2012			2011			2010
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate loans:
Residential	$190	56.89%	64.68%	$161	51.11%	65.44%	$191	58.59%	66.87%
Commercial	67	20.06	16.25	65	20.63	15.38	68	20.86	15.48
Construction	3	0.90	0.76	9	2.86	2.13	7	2.15	1.67
Multi-family	12	3.59	2.68	9	2.86	2.18	9	2.76	2.17

Total real estate	272	81.44	84.37	244	77.46	85.13	275	84.36	86.19
Commercial loans	14	4.19	3.56	19	6.03	2.17	16	4.91	1.82
Consumer loans	48	14.37	12.07	52	16.51	12.70	35	10.73	11.99

Total allowance for loan losses	$334	100.00%	100.00%	$315	100.00%	100.00%	$326	100.00%	100.00%

        Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks, in reviewing our loan portfolio, will not require us to increase our allowance for loan losses based on judgments different from ours. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operation.

        Analysis of Loan Loss Experience.    The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	At or For the Years Ended September 30,
(Dollars in thousands)	2012	2011	2010
Allowance at beginning of period	$316	$327	$308
Provision (benefit) for loan losses	18	(11)	18
Charge-offs	—	—	—
Recoveries	—	—	—
Net (charge-offs) recoveries	—	—	—

Allowance at end of period	$334	$316	$326

Allowance for loan losses as of percent of non-performing	11,133.33%	1,260.00%	37.51%
Allowance for loan losses as a percent of total loans	0.76	0.74	0.74
Net (charge-offs) recoveries to average loans outstanding during the period	—	—	—

        Interest Rate Risk Management.    We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes originating adjustable-rate loans for retention in our loan portfolio, selling in the secondary market substantially all newly originated conforming fixed rate residential mortgage loans, promoting core deposit products and short-term time deposits, adjusting the maturities of borrowings and adjusting the investment portfolio mix and duration. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

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

        Interest Rate Risk Analysis.    We analyze our interest rate sensitivity position to manage the risk associated with interest rate movements through the use of interest income and equity simulations. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest sensitive." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period.

        Our goal is to manage asset and liability positions to moderate the effects of interest rate fluctuations on net interest income and the present value of our equity. Interest income and equity simulations are completed quarterly and presented to the Asset/Liability Committee. The simulations provide an estimate of the impact of changes in interest rates on net interest income and the present value of our equity under a range of assumptions. The numerous assumptions used in the simulation process are reviewed by the board of directors on a quarterly basis. Changes to these assumptions can significantly affect the results of the simulation. The simulation incorporates assumptions regarding the potential timing in the repricing of certain assets and liabilities when market rates change and the changes in spreads between different market rates. The simulation analysis incorporates management's current assessment of the risk that pricing margins will change adversely over time due to competition or other factors.

        Simulation analysis is only an estimate of our interest rate risk exposure at a particular point in time. We continually review the potential effect changes in interest rates could have on the repayment of rate sensitive assets and funding requirements of rate sensitive liabilities.

        The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using net interest income simulations. The simulations use projected repricing of assets and liabilities at September 30, 2012 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on the simulations. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and would increase if prepayments accelerated. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

        The following table reflects changes in estimated net interest income for Meetinghouse Bank at September 30, 2012.

	Net Interest Income
Basis Point ("bp") Change in Rates	Amount	Change	% Change
	(Dollars in thousands)
400	$2,331	$111	5.00%
300	2,362	142	6.40
0	2,220	—	—
(50)	2,195	(25)	(1.13)

        The following table reflects changes in the present value of equity for Meetinghouse Bank at September 30, 2012.

	Present Value of Equity
Basis Point ("bp") Change in Rates	Amount	Change	% Change
	(Dollars in thousands)
300	$7,955	$1,400	21.36%
0	6,555	—	—
(50)	6,593	38	0.58

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

        Our most liquid assets are cash and cash equivalents, interest-bearing deposits in other banks, and corporate bonds. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2012, cash and cash equivalents totaled $10.2 million. Securities classified as available-for-sale, whose aggregate market value exceeded cost, provide additional sources of liquidity and had a market value of $5.4 million at September 30, 2012. In addition, at September 30, 2012, we had the ability to borrow a total of approximately $10.2 million from the Federal Home Loan Bank of Boston. At September 30, 2012, we had no borrowings outstanding. In addition, at September 30, 2012, we had the ability to borrow $3.4 million from the Co-operative Central Bank, none of which was outstanding at that date.

        In addition, we have a $400,000 line of credit available to us from Bankers' Bank Northeast. At September 30, 2012, we had no borrowings outstanding under this credit facility.

        At September 30, 2012, we had $3.7 million in loan commitments outstanding, which consisted of commitments to originate loans, available lines of credit and a standby letter of credit. Certificates of deposit due within one year after September 30, 2012 totaled $24.8 million, or 68.1% of certificates of deposit. If these maturing deposits are not renewed, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit. Management believes, however, based on past experience that a significant portion of our certificates of deposit will be renewed. We have the ability to attract and retain deposits by adjusting the interest rates offered.

        We had no contractual obligations outstanding as of September 30, 2012 and 2011.

Financing and Investing Activities

        The following table presents our primary investing and financing activities during the periods indicated.

	Years Ended December 31,
(In thousands)	2012	2011
Investing activities:
Loan originations (principal payments), net	$928	$(684)
Proceeds from calls, maturities and principal repayments of securities available for sale	2,347	1,892
Proceeds from sales of securities available for sale	—	—
Purchases of securities available for sale	1,770	883
Financing activities:
Increase in deposits	7,544	2,810
Decrease in long-term debt	—	1,217
Increase (decrease) in short-term borrowings	—	(1,085)

        Capital Management.    We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2012, we exceeded all of our regulatory capital requirements to be considered "well capitalized" under regulatory guidelines. See note 14 of the notes to consolidated financial statements.

        Off-Balance Sheet Arrangements.    In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments and unused lines of credit, see note 10 of the notes to consolidated financial statements.

        For the years ended September 30, 2012 and 2011, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Impact of Recent Accounting Pronouncements

        For a discussion of the impact of recent accounting pronouncements, see note 2 of the notes to consolidated financial statements included in this prospectus.

Effect of Inflation and Changing Prices

        The consolidated financial statements and related financial data presented in this prospectus have been prepared according to generally accepted accounting principles in the United States, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs and the effect that general inflation may have on both short-term and long-term interest rates. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Although inflation expectations do affect interest rates, interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        This item is not applicable as the Company is a smaller reporting company.

Item 8.    Financial Statements and Supplementary Data

        The information required by this item is included herein beginning on F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

(a)   Disclosure Controls and Procedures

        The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)   Internal Control Over Financial Reporting

        This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

(c)   Changes to Internal Control Over Financial Reporting

        There were no changes in the Company's internal control over financial reporting during the year ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Board of Directors

        The board of directors of Meetinghouse Bancorp and Meetinghouse Bank are each comprised of eight persons who are elected for terms of three years, approximately one-third of whom are elected annually. The same individuals comprise both boards of directors. There are no familial relationships among the directors and executive officers except that William J. Fitzgerald and Richard Ng are brother-in-laws.

        All of our directors are independent under the current listing standards of the Nasdaq Stock Market, except for Anthony A. Paciulli, who serves as our President and Chief Executive Officer. Information regarding the directors is provided below. Unless otherwise stated, each person has held his or her current occupation for the last five years. Ages presented are as of September 30, 2012. The starting year of service as director relates to service on the board of directors of Meetinghouse Bank. Based on their respective experiences, qualifications, attributes and skills set forth below, the board of directors determined that each current director should serve as a director.

        Effective December 18, 2012, Ralph Gordon retired as a director of Meetinghouse Bancorp and Meetinghouse Bank and John Driscoll was appointed as a director of Meetinghouse Bancorp and Meetinghouse Bank to fill the vacancy created by Mr. Gordon's retirement.

        The following directors have terms ending in 2013:

        Barry T. Hannon retired in 2010 as an attorney. Mr. Hannon was a sole practioner specializing in real estate law and family law. Age 76. Director since 1986.

        As a retired attorney, Mr. Hannon provides the board of directors with important knowledge and insight necessary to assess the legal issues inherent to the business of Meetinghouse Bank.

        Paul G. Hughes retired in 1996 from Brown Brothers Harriman & Co., a privately-held financial institution providing individuals and corporations with expertise in corporate banking, mergers and acquisitions advisory, investment management, wealth management, and investor relations. Age 73. Director since 1983.

        Mr. Hughes' financial institutions industry background provides the board of directors with substantial management and leadership experience.

        Anthony A. Paciulli has served as the President and Chief Executive Officer of Meetinghouse Bank since March 2004. Mr. Paciulli previously served as a Managing Director of Rockland Trust Company in Rockland, Massachusetts from 2001 to 2004. Before joining Rockland Trust Company, Mr. Paciulli served as the Senior Lending Officer at Abington Bank in Abington, Massachusetts. Age 63. Director since 2006.

        Mr. Paciulli's extensive knowledge of Meetinghouse Bank's operations, along with his former experience in the banking industry and involvement in business and civic organizations in the communities that we serve, affords the board of directors with valuable insight regarding the business and operations of Meetinghouse Bank. Mr. Paciulli's knowledge of all aspects of our business, combined with his success and strategic vision, position him well to continue to serve as our President and Chief Executive Officer.

        The following directors have terms ending in 2014:

        Daniel T. Flatley is the Clerk of Meetinghouse Bank and a Vice President at The Flatley Company in Braintree, Massachusetts. The Flatley Company is one of the largest commercial real estate development companies in the Northeast. Age 54. Director since 1992.

        Mr. Flatley's background offers the board of directors substantial commercial, construction and development experience, specifically within the region in which Meetinghouse Bank conducts its business, and provides the board of directors with valuable insight regarding the local business and consumer environment. In addition, Mr. Flatley's background provides the board of directors with critical experience in certain real estate matters, which are essential to the business of Meetinghouse Bank.

        John C. Driscoll has been employed by The Driscoll Agency, an insurance agency, since 1981 and has served as its President since 2009. Age 53. Director since 2012.

        Mr. Driscoll business background and strong ties to the local community offers the board extensive financial and business development experience.

        Richard W. Shea is a dentist specializing in general dentistry in West Roxbury, Massachusetts. Mr. Shea is also a professor at Tufts University School of Dental Medicine. Age 50. Director since 1995.

        Mr. Shea has strong ties to the community through his dental practice and provides the board of directors with opportunities to continue to serve the local community. He also is a strong advocate of Meetinghouse Bank through his civic and community involvement.

        The following directors have terms ending in 2015:

        William J. Fitzgerald is a Managing Director and Chief Financial Officer of General Catalyst Partners, a venture capital firm, located in Cambridge, Massachusetts. Age 54. Director since 1992.

        Mr. Fitzgerald's background offers the board of directors substantial small company experience, and provides the board with valuable insight regarding the business and consumer environment. In addition, Mr. Fitzgerald offers the board significant business experience from a setting outside of the financial services industry.

        Richard Ng is a medical doctor at the Medical Director of Professionals, Inc. in Worcester, Massachusetts. Dr. Ng's practice focuses on internal medicine. Age 53. Director since 1995.

        Dr. Ng has lived in Meetinghouse Bank's primary market area for many years and has developed extensive ties to the market area. Additionally, through Dr. Ng's involvement in the community he provides the board of directors with numerous opportunities to continue to serve the local community.

  Executive Officers

        The executive officers of Meetinghouse Bancorp and Meetinghouse Bank are elected annually by the board of directors and serve at the board's discretion. The executive officers of Meetinghouse Bancorp and Meetinghouse Bank are:

Name	Position
Anthony A. Paciulli	President and Chief Executive Officer of both Meetinghouse Bank and Meetinghouse Bancorp
Wayne Gove	Chief Financial Officer, Senior Vice President and Chief Compliance Officer of Meetinghouse Bank; Treasurer and Chief Financial Officer of Meetinghouse Bancorp
Steven K. Borgerson	Vice President and Lending Officer of Meetinghouse Bank
Daniel T. Flatley	Clerk of Meetinghouse Bank and Corporate Secretary of Meetinghouse Bancorp

        Below is information regarding our executive officers who are not also directors. Ages presented are as of September 30, 2012.

        Wayne Gove has served as the Chief Financial Officer and Chief Compliance Officer of Meetinghouse Bank since December 2010 and has served as Senior Vice President since January 2012. Before joining Meetinghouse Bank, he served as Senior Vice President and Treasurer of Mt. Washington Bank, a Division of East Boston Savings Bank, in South Boston, Massachusetts from May 2008 to December 2010. Before joining Mt. Washington Bank in May 2008, he served as President of Roxbury Highland Cooperative Bank in Jamaica Plain, Massachusetts. Age 58.

        Steven K. Borgerson has served as Vice President and Lending Officer of Meetinghouse Bank since October 2011. Before joining Meetinghouse Bank, he served as Vice President and Regional Sales Manager of Rockland Trust Company in Rockland, Massachusetts from September 2003 to October 2011. Age 49.

Board Leadership Structure

        The board of directors of Meetinghouse Bancorp has determined that the separation of the offices of Chairman of the Board and President and Chief Executive Officer enhances Board independence and oversight. Moreover, the separation of the Chairman of the Board and President and Chief Executive Officer allows the President and Chief Executive Officer to better focus on his growing responsibilities of managing the daily operations of Meetinghouse Bancorp and Meetinghouse Bank, while allowing the Chairman of the Board to lead the board of directors in its fundamental role of providing advice to and independent oversight of management. Consistent with this determination, Ralph Gordon had served as Chairman of the Board of Directors until his retirement in December 2012. Mr. Gordon was independent under the listing requirements of the NASDAQ Global Market. As of the date of this Annual Report, the Board of Directors has not appointed a new Chairman of the Board but the newly appointed Chairman of the Board is also expected to be independent under the listing requirements of the NASDAQ Global Market.

        To further strengthen the regular oversight of the full board, various committees of Meetinghouse Bancorp's board of directors are comprised of independent directors. The Compensation Committee of the board of Meetinghouse Bancorp consists solely of independent directors. The Compensation Committee reviews and evaluates the performance of all executive officers of Meetinghouse Bancorp, including the Chief Executive Officer and reports to the board of directors. In addition, the Audit Committee, which is comprised solely of independent directors, oversees Meetinghouse Bancorp's financial practices, regulatory compliance, accounting procedures and financial reporting functions.

Board's Role in Risk Oversight

        Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including credit risk, interest rate risk, liquidity risk, operational risk, strategic risk and reputation risk. Management is responsible for the day-to-day management of risks Meetinghouse Bancorp faces, while the board, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, the board of directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. Senior management also attends board meetings and is available to address any questions or concerns raised by the board on risk management and any other matters.

Corporate Governance

        The Company's board of directors established separately-designated standing Audit, Compensation and Nominating Committees.

        The Company has a separately-designated standing Audit Committee, established in accordance with Section 3(a)58A of the Securities Exchange Act of 1934, as amended, and consists of Paul Hughes, Barry Hannon and William Fitzgerald. The Company has designated Mr. Paul Hughes as an "audit committee financial expert." The committee has the authority to engage legal counsel or other experts or consultants as it deems appropriate to carry out its responsibilities.

Compliance with Section 16(a) of the Exchange Act

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than 10% of any registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% shareholders are required by regulation to furnish the Company with copies of all Section 16(a) reports they file. Based solely on the Company's review of copies of the reports it has received and written representations provided to it from the individuals required to file the reports, the Company believes that each of its executive officers and directors has complied with applicable reporting requirements for transactions in Meetinghouse Bancorp common stock during the year ended September 30, 2012.

Code of Ethics

        The Company's code of business conduct and ethics, which applies to all employees and directors, addresses conflicts of interest, the treatment of confidential information, general employee conduct and compliance with applicable laws, rules and regulations. In addition, the code of business conduct and ethics is designed to deter wrongdoing and to promote honest and ethical conduct, the avoidance of conflicts of interest, full and accurate disclosure and compliance with all applicable laws, rules and regulations. A copy of the Company's code of business conduct and ethics is available on the Investor Relation's portion of the Bank's website at www.meetinghousebank.com.

Item 11.    Executive Compensation

        Summary Compensation Table.    The following information is furnished for the principal executive officer of Meetinghouse Bank. No other executive officer received total compensation for the year ended September 30, 2012 of more than $100,000. Mr. Paciulli is sometimes referred to as the "named executive officer."

Name and Principal Position	Year	Salary	Bonus	All Other Compensation		Total
Anthony A. Paciulli	2012	$187,000	$60,000	$17,528	(1)	$264,528
President and Chief Executive Officer	2011	$180,000	$60,000	$17,000	(2)	$257,000
Wayne Gove	2012	$97,558	$19,000	$4,878	(3)	$121,436
Senior Vice-President and Chief Financial Officer

(1)
Consists of employer contribution to the 401(k) plan ($9,350) and the value of the use of a Bank-owned automobile ($8,178)

(2)
Consists of employer contributions to the 401(k) plan ($9,000) and the value of the use of a Bank-owned automobile ($8,000).

(3)
Consists of employer contributions to the 401(k) plan ($4,878).

Employment Agreements and Severance Arrangements

        Employment Agreements.    Meetinghouse Bancorp and Meetinghouse Bank have entered into a three-year employment agreement with Anthony A. Paciulli. The employment agreement provides for a three-year term, subject to annual renewal by the boards of directors for an additional year beyond the then-current expiration date. The initial base salary under the employment agreement is $193,000. The agreement also provides for participation in employee benefit plans and programs maintained for the benefit of employees and senior management personnel, including incentive compensation, health and welfare benefits, retirement benefits and certain fringe benefits as described in the agreements, as well as the use of a Bank-owned automobile by Mr. Paciulli.

        Upon termination of Mr. Paciulli's employment for "cause," as defined in the agreement, he will receive no further compensation or benefits under the agreement. If we terminate Mr. Paciulli for reasons other than cause, or if he resigns after the occurrence of specified circumstances that constitute constructive termination, referred to in the agreement as a termination for "good reason," he will continue to receive a severance benefit equal to the sum of (i) one year's base salary, plus (ii) the amount of any bonus paid to him during the twelve-month period prior to the date of his termination of employment. In addition, he will receive continued health and life insurance coverage for the remaining unexpired term of the agreement. Under the agreement, Mr. Paciulli has good reason to terminate his employment if we (i) materially reduce his base salary (other than as part of an overall restructuring of employee compensation), (ii) materially change his position, authority and responsibilities or (iii) we materially breach the agreement.

        Under the employment agreement, if, in connection with or following a change in control (as described in the agreements), we terminate Mr. Paciulli without cause or if he terminates employment voluntarily under certain circumstances that would constitute good reason under the agreement, he will receive a severance payment equal to 2.0 times his base salary then in effect and average bonus paid during the two years prior to the change in control. In addition, he will receive continued coverage under our health and life insurance programs for 24 months. If at the time of a change in control the remaining term of agreement is less than one year, then the term will automatically extend for a period of one year after the date of the change in control.

        Section 280G of the Internal Revenue Code provides that severance payments that equal or exceed three times the individual's base amount are deemed to be "excess parachute payments" if they are contingent upon a change in control. Individuals receiving excess parachute payments are subject to a 20% excise tax on the amount of the payment in excess of the base amount, and we would not be entitled to deduct such amount. The employment agreement will provide for the reduction of change in control payments to Mr. Paciulli to the extent necessary to ensure that he will not receive "excess parachute payments."

        Upon a voluntary termination or a termination of employment with or without cause or for good reason, Mr. Pacuilli will be required to adhere to a one-year non-competition restriction. The non-competition obligations are waived in the event of a change in control, unless Mr. Paciulli voluntarily terminates employment other than for good reason within sixty days of the change in control.

        Change in Control Agreements.    Meetinghouse Bank has entered into a two-year change in control agreement with Wayne Gove and Steven K. Borgerson. Under the change in control agreements, if we terminate either of the executive's employment for any reason other than cause (as defined in the agreements) or if the executive terminates his employment for "good reason," in either case in connection with or within one year of a change in control and the executive is not offered a comparable position with our successor, we will pay him a lump sum cash payment equal to two times his base salary then in effect. In addition, he will receive continued coverage under our health and life insurance programs for 24 months. Under each of the agreements, the executive generally has the ability to terminate his employment for "good reason" if we (i) materially reduce his base salary, (ii) materially reduce his authority, duties or responsibilities, (iii) materially reduce the authority, duties or responsibilities of the person to whom he reports, or (iv) relocate his office more than 25 miles. The change in control agreement provides that, if necessary, the payments under the agreement will be reduced so that none of the payments constitute excess parachute payments for purposes of Section 280G of the Code.

  Director Compensation

        The following table sets forth the compensation received by the individuals who served as nonemployee directors of Meetinghouse Bank during the year ended September 30, 2012. Mr. Gordon retired as a director effective December 18, 2012.

	Fees Earned or Paid in Cash	All Other Compensation	Total
William J. Fitzgerald	$7,800	$—	$7,800
Daniel T. Flatley	7,800	—	7,800
Ralph Gordon	10,500	—	10,500
Barry T. Hannon	7,800	—	7,800
Paul G. Hughes	7,800	—	7,800
Richard Ng	7,800	—	7,800
Richard W. Shea	7,800	—	7,800

        Retainer and Meeting Fees For Directors.    The following table sets forth the applicable retainers and fees paid to our directors for their service on the board of directors of Meetinghouse Bank for the year ended September 30, 2012.

Monthly fee for Chairman of the Board	$875
Monthly fee for all other board members	650

        Meetinghouse Bancorp pays each of its directors an annual retainer of $1,000.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        (a) and (b)    Security Ownership of Certain Beneficial Owners and Management.

        Persons and groups beneficially owning in excess of 5% of the Company's common stock are required to file certain reports with respect to such ownership pursuant to the Securities Exchange Act of 1934, as amended. The following table sets forth as of December 19, 2012, certain information as to the common stock beneficially owned by the only persons known to the Company to beneficially own more than 5% of the common stock, by each of the Company's directors, by the non-director executive officers of the Company and by all executive officers and directors as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Shares of Common Stock Outstanding(3)
Persons Owning Greater Than 5%:
Meetinghouse Bank Employee Stock	46,287	7.0%
Ownership Plan and Trust 2250 Dorchester Avenue Dorchester, MA 02124
Directors:
William J. Fitzgerald	13,000	1.9
Daniel T. Flatley	10,000	1.5
John C. Driscoll	—	*
Barry T. Hannon	10,000	1.5
Paul G. Hughes	25,000	3.7
Richard Ng	450	*
Anthony A. Paciulli	15,600	2.3
Richard W. Shea	15,000	2.2
Executive Officers Who Are Not Directors:
Wayne Gove	—	*
Steven K. Borgerson	4,145	*

All directors and executive officers as a group (10 persons)	93,195	14.1

*
Less than 1%.

(1)
All persons listed have the Company's address appearing on the cover page of this Annual Report.

(2)
In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner, for purposes of this table, of any share of common stock if he or she has or shares voting or investment power with respect to such common stock or has a right to acquire beneficial ownership at any time within 60 days from December 14, 2012. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to the listed shares. ESOP shares are held in a suspense account for future allocation among participants as the loan used to purchase the shares is repaid. Shares held by the ESOP trust and allocated to the accounts of participants are voted in accordance with the participants' instructions and unallocated shares are voted in the same ratio as ESOP participants direct the voting of allocated shares or, in the absence of such direction, in the ESOP trustees' best judgment. As of December 14, 2012, no shares had been allocated.

(3)
Based on 661,250 shares outstanding at December 14, 2012.

        (c)    Changes in Control.    Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

        (d)    Equity Compensation Plans.    Not applicable.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

        Loans and Extensions of Credit.    The Sarbanes-Oxley Act of 2002 generally prohibits loans by Meetinghouse Bancorp to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption from such prohibition for loans by Meetinghouse Bank to its executive officers and directors in compliance with federal banking regulations. Federal regulations generally require that all loans or extensions of credit to executive officers and directors of insured institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features, although federal regulations allow us to make loans to executive officers and directors at reduced interest rates if the loan is made under a benefit program generally available to all other employees that does not give preference to any executive officer or director over any other employee.

        In addition, loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to the person and his or her related interests, are in excess of the greater of $25,000 or 5% of Meetinghouse Bank's capital and surplus, up to a maximum of $500,000, must be approved in advance by a majority of the disinterested members of the board of directors.

        The outstanding balance of loans extended by Meetinghouse Bank to its executive officers and directors and related parties was $189,000 at September 30, 2012, or approximately 3.5% of shareholders' equity. Such loan was made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to Meetinghouse Bank, and did not involve more than the normal risk of collectability or present other unfavorable features when made. The loan was performing according to its original terms at September 30, 2012.

        Other Transactions.    Since the beginning of our last fiscal year, there have been no transactions and there are no currently proposed transactions in which we were or are to be a participant and the amount involved exceeds $120,000, and in which any of our executive officers and directors had or will have a direct or indirect material interest.

Item 14.    Principal Accountant Fees and Services

        Audit Fees.    The following table sets forth the fees billed to the Company for the fiscal years ended September 30, 2012 and 2011 by Shatswell, MacLeod & Company, P.C.:

	2012	2011
Audit fees(1)	$50,000	$31,500
Audit-related fees(2)	165,707	—
Tax fees(3)	6,300	4,522

(1)
Audit fees consist of fees for professional services rendered for the audit of the Company and the Bank and the Company's consolidated financial statements. The amount also includes fees related to the review of financial statements included in the Company's Prospectus included in its Registration Statement on Form S-1, Quarterly Reports on Form 10-Q and the Annual Report on Form 10-K as well as services normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.

(2)
Audit-related fees consist of fees related to the Registration Statement on Form S-1 filed in connection with the Company's public offering.

(3)
Tax fees consist of fees related to tax filing and tax-related compliance.

        Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accountants.    The Audit Committee is responsible for appointing and reviewing the work of the independent registered public accounting firm and setting the independent registered public accounting firm's compensation. In accordance with its charter, the Audit Committee approves, in advance, all audit and permissible non-audit services to be performed by the independent registered public accounting firm. This approval process ensures that the independent registered public accounting firm does not provide any non-audit services to the Company that are prohibited by law or regulation. During the year ended September 30, 2012, all services were approved in advance by the Audit Committee in compliance with these procedures.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

        (a)    List of Documents Filed as Part of this Report

        (1)    Financial Statements.    The following consolidated financial statements are incorporated by reference from Item 8 hereof:

    Report of Independent Registered Public Accounting Firm

    Consolidated Balance Sheets as of September 30, 2012 and 2011

    Consolidated Statements of Income for the Years Ended September 30, 2012 and 2011

    Consolidated Statements of Comprehensive Income for the Years ended September 30, 2012 and 2011

    Consolidated Statements of Changes in Equity for the Years Ended September 30, 2012 and 2011

    Consolidated Statements of Cash Flows for the Years Ended September 30, 2012 and 2011

    Notes to Consolidated Financial Statements

        (b)    Exhibits.    The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description
3.1	Articles of Incorporation of Meetinghouse Bancorp, Inc.(1)
3.2	Articles of Amendment to Articles of Incorporation of Meetinghouse Bancorp, Inc.(1)
3.3	Bylaws of Meetinghouse Bancorp, Inc.(1)
10.1	Employment Agreement between Meetinghouse Bancorp, Inc., Meetinghouse Bank and Anthony A. Paciulli+(2)
10.2	Change in Control Severance Agreement between Meetinghouse Bank and Wayne Gove+(2)
10.3	Change in Control Severance Agreement between Meetinghouse Bank and Steven K. Borgerson+(2)
10.4	Meetinghouse Bank Employee Severance Compensation Plan+(2)
21.1	Subsidiaries of Meetinghouse Bancorp, Inc.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications

+
Management contract or compensatory agreement or arrangement.

(1)
Incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-180026), as amended.

(2)
Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2012.

        (c)    Financial Statement Schedules.    All schedules for which this provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

The Audit Committee
Meetinghouse Bank
Dorchester, Massachusetts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        We have audited the accompanying consolidated balance sheets of Meetinghouse Bank and Subsidiaries as of September 30, 2012 and 2011 and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Bank is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Bank's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meetinghouse Bank and Subsidiaries as of September 30, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

SHATSWELL, MacLEOD & COMPANY, P.C.
West Peabody, Massachusetts December 17, 2012

83 PINE STREET    •    WEST PEABODY, MASSACHUSETTS 01960-3635    •    TELEPHONE (978) 535-0206     •    FACSIMILE (978) 535-9908
sms@shatswell.com                    www.shatswell.com

MEETINGHOUSE BANK AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2012 and 2011

(In Thousands)

	2012	2011
ASSETS
Cash and due from banks	$5,110	$2,379
Federal funds sold	322	222
Interest-bearing demand deposits with other banks	4,745	5,912

Cash and cash equivalents	10,177	8,513
Interest-bearing time deposits in other banks	3,951	1,646
Investments in available-for-sale securities (at fair value)	5,444	6,111
Federal Home Loan Bank stock, at cost	401	527
Loans held-for-sale	6,794	4,426
Loans, net of allowance for loan losses of $334,000 as of September 30, 2012 and $316,000 as of September 30, 2011	43,368	42,375
Premises and equipment	1,439	1,177
Investment in real estate	972	—
Other real estate owned	—	500
Cooperative Central Bank deposit	427	427
Accrued interest receivable	173	182
Other assets	938	319

Total assets	$74,084	$66,203

LIABILITIES AND EQUITY
Deposits:
Noninterest-bearing	$14,713	$10,019
Interest-bearing	53,584	50,734

Total deposits	68,297	60,753
Deferred income tax liability, net	197	92
Other liabilities	172	193

Total liabilities	68,666	61,038

Equity:
Surplus	5,256	4,983
Accumulated other comprehensive income	162	182

Total equity	5,418	5,165

Total liabilities and equity	$74,084	$66,203

The accompanying notes are an integral part of these consolidated financial statements.

MEETINGHOUSE BANK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended September 30, 2012 and 2011

(In Thousands)

	2012	2011
Interest and dividend income:
Interest and fees on loans	$2,301	$2,451
Interest and dividends on securities	242	277
Other interest	23	10

Total interest and dividend income	2,566	2,738

Interest expense:
Interest on deposits	594	652
Interest on Federal Home Loan Bank advances	—	8

Total interest expense	594	660

Net interest and dividend income	1,972	2,078
Provision (benefit) for loan losses	18	(11)

Net interest and dividend income after provision (benefit) for loan losses	1,954	2,089

Noninterest income:
Gain on secondary market activities	817	525
Customer service fees	311	294
Other income	30	46

Total noninterest income	1,158	865

Noninterest expense:
Salaries and employee benefits	1,535	1,372
Occupancy and equipment expense	240	229
Professional fees	196	249
Data processing	235	188
Deposit insurance expense	41	67
Advertising	52	38
Supplies	53	43
Other real estate owned expense	40	40
Other expense	269	238

Total noninterest expense	2,661	2,464

Income before income tax expense	451	490
Income tax expense	178	197

Net income	$273	$293

The accompanying notes are an integral part of these consolidated financial statements.

MEETINGHOUSE BANK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended September 30, 2012 and 2011

(In Thousands)

	2012	2011
Net income	$273	$293

Other comprehensive loss, net of tax:
Net change in unrealized holding gain on available-for-sale securities, net of tax	(20)	(1)

Other comprehensive loss, net of tax	(20)	(1)

Comprehensive income	$253	$292

The accompanying notes are an integral part of these consolidated financial statements.

MEETINGHOUSE BANK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Years Ended September 30, 2012 and 2011

(In Thousands)

	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, September 30, 2010	$4,690	$183	$4,873
Net income	293		293
Net change in unrealized holding gain on available-for-sale securities, net of tax effect		(1)	(1)

Balance, September 30, 2011	4,983	182	5,165
Net income	273		273
Net change in unrealized holding gain on available-for-sale securities, net of tax effect		(20)	(20)

Balance, September 30, 2012	$5,256	$162	$5,418

The accompanying notes are an integral part of these consolidated financial statements.

MEETINGHOUSE BANK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended September 30, 2012 and 2011

(In Thousands)

	2012	2011
Cash flows from operating activities:
Net income	$273	$293
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of securities, net	54	41
Provision (benefit) for loan losses	18	(11)
Change in deferred loan costs, net	(83)	6
Loans originated for sale	(107,394)	(63,423)
Proceeds from sale of loans	105,843	66,441
Gain on loans sold	(817)	(525)
Depreciation and amortization	88	70
Decrease in accrued interest receivable	9	25
Increase in other assets	(629)	(14)
Deferred tax expense	121	160
Decrease in accrued expenses and other liabilities	(21)	(43)

Net cash (used in) provided by operating activities	(2,538)	3,020

Cash flows from investing activities:
Purchases of interest-bearing time deposits in other banks	(2,803)	(996)
Proceeds from maturities of interest-bearing time deposits in other banks	498	—
Purchases of available-for-sale securities	(1,770)	(883)
Proceeds from maturities of available-for-sale securities	2,347	1,892
Loan originations and principal collections, net	(928)	684
Redemption of Federal Home Loan Bank Stock	126	—
Investment in real estate	(476)	—
Capital expenditures	(336)	(319)

Net cash (used in) provided by investing activities	(3,342)	378

Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	4,727	2,160
Net increase in time deposits	2,817	650
Advances received from Federal Home Loan Bank	—	1,000
Repayments of Federal Home Loan Bank advances	—	(1,217)
Net change in short-term advances	—	(1,085)

Net cash provided by financing activities	7,544	1,508

Net increase in cash and cash equivalents	1,664	4,906
Cash and cash equivalents at beginning of year	8,513	3,607

Cash and cash equivalents at end of year	$10,177	$8,513

Supplemental disclosures:
Loans transferred to other real estate owned	$—	$500
Other real estate owned transferred to investment in real estate	500	—
Interest paid	594	661
Income taxes paid	104	89

The accompanying notes are an integral part of these consolidated financial statements.

MEETINGHOUSE BANK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended September 30, 2012 and 2011

NOTE 1—NATURE OF OPERATIONS

        Meetinghouse Bank (the "Bank") is headquartered in Dorchester, Massachusetts. The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in residential and commercial real estate loans, construction loans, and in consumer and small business loans.

NOTE 2—ACCOUNTING POLICIES

        The accounting and reporting policies of the Bank conform to accounting principles generally accepted in the United States of America and predominant practices within the banking industry. The consolidated financial statements are prepared using the accrual basis of accounting. The significant accounting policies are summarized below to assist the reader in better understanding the consolidated financial statements and other data contained herein.

USE OF ESTIMATES:

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

BASIS OF PRESENTATION:

        The accompanying consolidated financial statements include the accounts of Meetinghouse Bank and the Bank's wholly-owned Subsidiaries, Meetinghouse Securities Corporation, which was established solely for the purpose of acquiring and holding investments permissible for banks to hold under Massachusetts law and Richmond Street Realty Trust, which was formed to manage the Bank's investment in real estate. All significant intercompany accounts and transactions have been eliminated in the consolidation.

CASH AND CASH EQUIVALENTS:

        For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items, due from banks, interest-bearing demand deposits with other banks and federal funds sold.

SECURITIES:

        Investments in debt securities are adjusted for amortization of premiums and accretion of discounts computed utilizing the interest method. Gains or losses on sales of investment securities are computed on a specific identification basis.

        The Bank classifies debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading. These security classifications may be modified after acquisition only under certain specified conditions. In general, securities may be classified as held-to-maturity only if the Bank has the positive intent and ability to hold them to maturity. Trading securities are defined as those

MEETINGHOUSE BANK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended September 30, 2012 and 2011

NOTE 2—ACCOUNTING POLICIES (Continued)

bought and held principally for the purpose of selling them in the near term. All other securities must be classified as available-for-sale.

  •
  Held-to-maturity securities are measured at amortized cost in the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings or in a separate component of equity. They are merely disclosed in the notes to the consolidated financial statements.

  •
  Available-for-sale securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of equity until realized.

  •
  Trading securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses for trading securities are included in earnings.

        For any debt security with a fair value less than its amortized cost basis, the Bank will determine whether it has the intent to sell the debt security or whether it is more likely than not it will be required to sell the debt security before the recovery of its amortized cost basis. If either condition is met, the Bank will recognize a full impairment charge to earnings. For all other debt securities that are considered other-than-temporarily impaired and do not meet either condition, the credit loss portion of impairment will be recognized in earnings as realized losses. The other-than-temporary impairment related to all other factors will be recorded in other comprehensive income.

        Declines in marketable equity securities below their cost that are deemed other than temporary are reflected in earnings as realized losses.

        As a member of the Federal Home Loan Bank of Boston (FHLB), the Bank is required to invest in $100 par value stock of the FHLB. The FHLB capital structure mandates that members must own stock as determined by their Total Stock Investment Requirement which is the sum of a member's Membership Stock Investment Requirement and Activity-Based Stock Investment Requirement. The Membership Stock Investment Requirement is calculated as 0.35% of member's Stock Investment Base, subject to a minimum investment of $10,000 and a maximum investment of $25,000,000. The Stock Investment Base is an amount calculated based on certain assets held by a member that are reflected on call reports submitted to applicable regulatory authorities. The Activity-Based Stock Investment Requirement is calculated as 4.5% of a member's outstanding principal balances of FHLB advances plus a percentage of advance commitments, 4.5% of standby letters of credit issued by the FHLB and 4.5% of the value of intermediated derivative contracts. Management evaluates the Bank's investment in FHLB stock for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation. Based on its analysis of the FHLB as of September 30, 2012, management deems its investment in FHLB stock to be not other-than-temporarily impaired.

LOANS HELD-FOR-SALE:

        Loans held-for-sale are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

MEETINGHOUSE BANK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended September 30, 2012 and 2011

NOTE 2—ACCOUNTING POLICIES (Continued)

LOANS:

        Loans receivable that management has the intent and ability to hold until maturity or payoff are reported at their outstanding principal balances adjusted for amounts due to borrowers on unadvanced loans, any charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans.

        Interest on loans is recognized on a simple interest basis.

        Loan origination and commitment fees and certain direct origination costs are deferred, and the net amount amortized as an adjustment of the related loan's yield. The Bank is amortizing these amounts over the contractual life of the related loans.

        Residential real estate loans are generally placed on nonaccrual when reaching 90 days past due or in process of foreclosure. All closed-end consumer loans 90 days or more past due and any equity line in the process of foreclosure are placed on nonaccrual status. Secured consumer loans are written down to realizable value and unsecured consumer loans are charged-off upon reaching 120 or 180 days past due depending on the type of loan. Commercial real estate loans and commercial business loans and leases which are 90 days or more past due are placed on nonaccrual status, unless secured by sufficient cash or other assets immediately convertible to cash. When a loan has been placed on nonaccrual status, previously accrued and uncollected interest is reversed against interest on loans. A loan can be returned to accrual status when collectibility of principal is reasonably assured and the loan has performed for a period of time, generally six months.

        Cash receipts of interest income on impaired loans are credited to principal to the extent necessary to eliminate doubt as to the collectibility of the net carrying amount of the loan. Some or all of the cash receipts of interest income on impaired loans is recognized as interest income if the remaining net carrying amount of the loan is deemed to be fully collectible. When recognition of interest income on an impaired loan on a cash basis is appropriate, the amount of income that is recognized is limited to that which would have been accrued on the net carrying amount of the loan at the contractual interest rate. Any cash interest payments received in excess of the limit and not applied to reduce the net carrying amount of the loan are recorded as recoveries of charge-offs until the charge-offs are fully recovered.

ALLOWANCE FOR LOAN LOSSES:

        The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

        The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

MEETINGHOUSE BANK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended September 30, 2012 and 2011

NOTE 2—ACCOUNTING POLICIES (Continued)

        The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: owner and non-owner occupied residential real estate, Home Equity, Multifamily commercial real estate, construction, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Bank's policies or methodology pertaining to the general component of the allowance for loan losses during fiscal year 2012.

        The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

        Residential real estate:    Residential real estate includes owner and non-owner occupied real estate loans and home equity loans. The Bank originates most of the loans in this segment according to FNMA/FHLMC underwriting guidelines. Most loans in this segment are collateralized by residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment. There are some non-owner occupied residential real estate with multiple investment properties that are evaluated as commercial real estate property.

        Commercial real estate:    Commercial real estate includes multi-family and certain non-owner occupied residential real estate. Loans in this segment are primarily income-producing properties throughout Massachusetts. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Management periodically obtains rent rolls and continually monitors the cash flows of these loans.

        Construction loans:    Loans in this segment primarily include speculative real estate development loans for which payment is derived from sale of the property. Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.

        Commercial loans:    Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.

        Consumer loans:    Loans in this segment are generally unsecured and repayment is dependent on the credit quality of the individual borrower.

        The allocated component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis for commercial, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the

MEETINGHOUSE BANK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended September 30, 2012 and 2011

NOTE 2—ACCOUNTING POLICIES (Continued)

discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential real estate loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement.

        A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

        The Bank periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring ("TDR"). All TDRs are classified as impaired.

        An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

SERVICING:

        Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.

PREMISES AND EQUIPMENT:

        Premises and equipment are stated at cost, less accumulated depreciation and amortization. Cost and related allowances for depreciation and amortization of premises and equipment retired or otherwise disposed of are removed from the respective accounts with any gain or loss included in income or expense. Depreciation and amortization are calculated principally on a straight-line basis over the estimated useful lives of the assets.

MEETINGHOUSE BANK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended September 30, 2012 and 2011

NOTE 2—ACCOUNTING POLICIES (Continued)

INVESTMENT IN REAL ESTATE:

        Investment in real estate is carried at the lower of cost or estimated fair value and includes a building and land located adjacent to the Bank parking lot as well as property formerly held in other real estate owned. Lease income is included in other income and expenses for maintaining these assets are included in other expense. The buildings are being depreciated over their estimated useful lives.

OTHER REAL ESTATE OWNED AND IN-SUBSTANCE FORECLOSURES:

        Other real estate owned includes properties acquired through foreclosure and properties classified as in-substance foreclosures in accordance with ASC 310-40, "Receivables-Troubled Debt Restructuring by Creditors." These properties are carried at the estimated fair value, less estimated selling costs. Any writedown from cost to estimated fair value required at the time of foreclosure or classification as in-substance foreclosure is charged to the allowance for loan losses. Expenses incurred in connection with maintaining these assets, subsequent writedowns and gains or losses recognized upon sale are included in other expense.

        In accordance with ASC 310-10-35, "Receivables-Overall-Subsequent Measurements," the Bank classifies loans as in-substance repossessed or foreclosed if the Bank receives physical possession of the debtor's assets regardless of whether formal foreclosure proceedings take place.

ADVERTISING:

        The Bank directly expenses costs associated with advertising as they are incurred.

INCOME TAXES:

        The Bank recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of the Bank's assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled.

FAIR VALUES OF FINANCIAL INSTRUMENTS:

        ASC 825, "Financial Instruments," requires that the Bank disclose estimated fair value for its financial instruments. Fair value methods and assumptions used by the Bank in estimating its fair value disclosures are as follows:

        Cash and cash equivalents:    The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values.

        Interest-bearing time deposits with other banks:    Fair values of interest-bearing time deposits with other banks are estimated using discounted cash flow analyses based on current rates for similar types of deposits.

        Securities:    Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

MEETINGHOUSE BANK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended September 30, 2012 and 2011

NOTE 2—ACCOUNTING POLICIES (Continued)

        Loans held-for-sale:    Fair values of loans held-for-sale are estimated based on outstanding investor commitments or, in the absence of such commitments, are based on current investor yield requirements.

        Loans receivable:    For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

        Accrued interest receivable:    The carrying amounts of accrued interest receivable approximate their fair values.

        Deposit liabilities:    The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificate accounts are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on certificate accounts.

        Off-balance sheet instruments:    The fair value of commitments to originate loans is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments and the unadvanced portion of loans, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligation with the counterparties at the reporting date.

RECENT ACCOUNTING PRONOUNCEMENTS:

        In April 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-02, "A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring." This ASU provides additional guidance or clarification to help creditors determine whether a restructuring constitutes a troubled debt restructuring. For public entities, the amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired, and should measure impairment on those receivables prospectively for the first interim or annual period beginning on or after June 15, 2011. See Note 4.

        In April 2011, the FASB issued ASU 2011-03, "Reconsideration of Effective Control for Repurchase Agreements." The objective of this ASU is to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. This ASU prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements. The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. Early

MEETINGHOUSE BANK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended September 30, 2012 and 2011

NOTE 2—ACCOUNTING POLICIES (Continued)

adoption is not permitted. The adoption of this guidance is not expected to have a material impact on the Bank's results of operations or financial position.

        In May 2011, the FASB issued ASU 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards." The amendments in this ASU explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Bank's results of operations or financial position.

        In June 2011, the FASB issued ASU 2011-05, "Presentation of Comprehensive Income." The objective of this ASU is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. Under this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. An entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. An entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The adoption of this guidance did not have a material impact on the Bank's results of operations or financial position.

        In September 2011, the FASB issued ASU 2011-08, "Intangibles—Goodwill and Other", an update to ASC 350, "Intangibles—Goodwill and Other." ASU 2011-08 simplifies how entities, both public and nonpublic, test goodwill for impairment. The amendments in this update permit an entity to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. For public and nonpublic entities, the amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance is not expected to have an impact on the Bank's results of operations or financial position.

        In December 2011, the FASB issued ASU 2011-11, "Disclosures about Offsetting Assets and Liabilities." This ASU is to enhance current disclosures. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The amendments in this ASU are effective for annual periods beginning

MEETINGHOUSE BANK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended September 30, 2012 and 2011

NOTE 2—ACCOUNTING POLICIES (Continued)

on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Bank does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.

        In December 2011, the FASB issued ASU 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." The amendments in this update defer those changes in ASU 2011-05 that relate to the presentation of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. All other requirements in ASU 2011-05 are not affected by this update. The amendments are effective during interim and annual periods beginning after December 15, 2011. The Bank does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.

NOTE 3—INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

        Debt securities have been classified in the consolidated balance sheets according to management's intent. The amortized cost of securities and their approximate fair values are as follows:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
September 30, 2012:
U.S. agencies	$52	$—	$—	$52
Corporate debt securities	300	20	—	320
Mortgage-backed securities	4,827	245	—	5,072

	$5,179	$265	$—	$5,444

September 30, 2011:
Corporate debt securities	$300	$27	$—	$327
Mortgage-backed securities	5,510	274	—	5,784

	$5,810	$301	$—	$6,111

        The fair value of debt securities by contractual maturity at September 30, 2012 is as follows:

Fair Value
(In Thousands)
Due after ten years	$372
Mortgage-backed securities	5,072

$5,444

MEETINGHOUSE BANK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended September 30, 2012 and 2011

NOTE 3—INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES (Continued)

        There were no sales of available-for-sale securities for the years ended September 30, 2012 and 2011.

        There were no securities of issuers which exceeded 10% of equity as of September 30, 2012.

NOTE 4—LOANS

        Loans consisted of the following as of September 30:

	2012	2011
	(In Thousands)
Real estate loans:
Residential	$28,171	$27,896
Commercial	7,080	6,555
Construction	332	907
Multi-family	1,168	932

Total real estate	36,751	36,290

Commercial	1,550	928

Consumer loans:
Home equity	4,545	4,926
Other	712	486

Total consumer	5,257	5,412

	43,558	42,630
Allowance for loan losses	(334)	(316)
Deferred loan costs, net	144	61

Net loans	$43,368	$42,375

        Certain directors and executive officers of the Bank and companies in which they have significant ownership interest were customers of the Bank during the year ended September 30, 2012. Total loans to such persons and their companies amounted to $189,000 as of September 30, 2012. During the year ended September 30, 2012, principal payments amounted to $18,000, and there were no principal advances.

MEETINGHOUSE BANK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended September 30, 2012 and 2011

NOTE 4—LOANS (Continued)

        The following table sets forth information regarding the allowance for loan losses by portfolio segment as of September 30:

	Real Estate						Consumer
	1-4 Family Owner Occupied	1-4 Family Non-Owner Occupied	Multifamily	Commercial	Construction	Commercial	Home Equity	Other	Total
	(In Thousands)
September 30, 2012:
Allowance for loan losses:
Beginning balance	$108	$53	$9	$66	$9	$19	$48	$4	$316
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Provision (benefit)	27	2	3	1	(6)	(5)	(15)	11	18

Ending balance	$135	$55	$12	$67	$3	$14	$33	$15	$334

Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	135	55	12	67	3	14	33	15	334

Total allowance for loan losses ending balance	$135	$55	$12	$67	$3	$14	$33	$15	$334

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	19,751	8,420	1,168	7,080	332	1,550	4,545	712	43,558

Total loans ending balance	$19,751	$8,420	$1,168	$7,080	$332	$1,550	$4,545	$712	$43,558

MEETINGHOUSE BANK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended September 30, 2012 and 2011

NOTE 4—LOANS (Continued)

	Real Estate						Consumer
	1-4 Family Owner Occupied	1-4 Family Non-Owner Occupied	Multifamily	Commercial	Construction	Commercial	Home Equity	Other	Total
	(In Thousands)
September 30, 2011:
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	108	53	9	66	9	19	48	4	316

Total allowance for loan losses ending balance	$108	$53	$9	$66	$9	$19	$48	$4	$316

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	19,784	8,112	932	6,555	907	928	4,926	486	42,630

Total loans ending balance	$19,784	$8,112	$932	$6,555	$907	$928	$4,926	$486	$42,630

MEETINGHOUSE BANK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended September 30, 2012 and 2011

NOTE 4—LOANS (Continued)

        Changes in the allowance for loan losses were as follows for the year ended September 30, 2011:

(In Thousands)
Balance at beginning of period	$327
Benefit for loan losses	(11)

Balance at end of period	$316

        The following table sets forth information regarding nonaccrual loans and past-due loans as of September 30:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current	Total	90 Days or More Past Due and Accruing	Nonaccrual
	(In Thousands)
September 30, 2012:
Real estate:
Residential one-to- four family	$299	$51	$—	$350	$27,821	$28,171	$—	$—
Commercial	—	—	—	—	7,080	7,080	—	—
Construction	—	—	—	—	332	332	—	—
Multi-family	—	—	—	—	1,168	1,168	—	—
Commercial	—	—	—	—	1,550	1,550	—	—
Home Equity	20	—	—	20	4,525	4,545	—	—
Consumer	1	—	3	4	708	712	—	3

Total	$320	$51	$3	$374	$43,184	$43,558	$—	$3

September 30, 2011:
Real estate:
Residential one-to- four family	$267	$—	$—	$267	$27,629	$27,896	$—	$—
Commercial	—	—	—	—	6,555	6,555	—	—
Construction	—	—	—	—	907	907	—	—
Multi-family	—	—	—	—	932	932	—	—
Commercial	—	—	—	—	928	928	—	—
Home Equity	25	—	25	50	4,876	4,926	—	25
Consumer	283		—	283	203	486	—

Total	$575	$—	$25	$600	$42,030	$42,630	$—	$25

        As of September 30, 2012 and 2011, and during the year ended September 30, 2012, the Bank had no loans that met the definition of an impaired loan in ASC 310-10-35, "Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality—Subsequent Measurement."

        The average recorded investment in impaired loans (commercial real estate) during the year ended September 30, 2011 was $125,000.

        As of September 30, 2012 and 2011, there were no loans that met the definition of a troubled debt restructured loan in ASC 310-10-50.

MEETINGHOUSE BANK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended September 30, 2012 and 2011

NOTE 4—LOANS (Continued)

        The following tables present the Bank's loans by risk rating as of September 30:

	Real Estate					Consumer
	Residential	Multi Family	Commercial	Construction	Commercial	Home Equity	Other	Total
	(In Thousands)
September 30, 2012:
Grade:
Pass	$27,456	$1,168	$6,821	$332	$1,360	$—	$—	$37,137
Special mention	256	—	—	—	190	42	—	488
Substandard	459	—	259	—	—	48	—	766
Not formally rated	—	—	—	—	—	4,455	712	5,167

Total	$28,171	$1,168	$7,080	$332	$1,550	$4,545	$712	$43,558

September 30, 2011:
Grade:
Pass	$25,929	$932	$5,588	$907	$693	$—	$—	$34,049
Special mention	1,501	—	967	—	235	25	—	2,728
Substandard	466	—	—	—	—	180	—	646
Not formally rated	—	—	—	—	—	4,721	486	5,207

Total	$27,896	$932	$6,555	$907	$928	$4,926	$486	$42,630

Credit Quality Information

        The Bank utilizes an eight grade internal loan rating system for residential and commercial real estate, construction and commercial loans as follows, the Bank does not risk rate consumer loans:

        Loans rated 1 - 4:    Loans in these categories are considered "pass" rated loans and conform in all respects to Bank and regulatory requirements. These are also loans for which no repayment risk has been identified. Credit or collateral exceptions are minimal, are in the process of correction and do not represent risk.

        Loans rated 5:    Loans in this category are considered "special mention" and are fundamentally sound, but exhibit potentially unwarranted credit risk or other unsatisfactory characteristics. The likelihood of loss to the Bank is remote.

        Loans rated 6:    Loans in this category are considered "substandard" and are inadequately protected by current sound net worth, paying capacity of the obligor, or the value of pledged collateral; as well as those loans with unsatisfactory characteristics indicating higher levels of risk. The combination of one or more of these characteristics increases the possibility of loss to the Bank.

        Loans rated 7:    Loans in this category are considered "doubtful." Loans in this category exhibit weaknesses inherent in the substandard classification and, in addition, collection or liquidation in full is highly questionable.

        Loans rated 8:    Loans in this category are considered uncollectible ("loss") and are considered uncollectible and of such little value that their continuance as an active asset is not warranted.

MEETINGHOUSE BANK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended September 30, 2012 and 2011

NOTE 4—LOANS (Continued)

        On an annual basis, or more often if needed, the Bank formally reviews the ratings on all commercial real estate, construction and commercial loans. For all residential real estate and consumer loans, the Bank initially assesses credit quality based upon the borrower's ability to service the debt and subsequently monitors these loans based upon the borrower's payment activity.

        Loans serviced for others are not included in the accompanying consolidated balance sheets. As of September 30, 2012 and 2011 the unpaid principal balances of loans serviced for others were $12,586,000 and $8,595,000, respectively.

        In 2012, the Bank capitalized mortgage servicing rights totaling $121,000 and amortized $14,000. The balance of capitalized mortgage servicing rights included in other assets at September 30, 2012 was $103,000. The fair value of the Bank's mortgage servicing rights at September 30, 2012 was $105,000. Following is an analysis of the aggregate changes in the valuation allowance for mortgage servicing rights for the year ended September 30, 2012:

(In Thousands)
Beginning balance	$—
Additions	4

Ending balance	$4

NOTE 5—PREMISES AND EQUIPMENT

        The following is a summary of premises and equipment as of September 30:

	2012	2011
	(In Thousands)
Land	$229	$229
Building and improvements	1,272	1,010
Furniture, fixtures and equipment	440	368

	1,941	1,607
Accumulated depreciation and amortization	(502)	(430)

	$1,439	$1,177

MEETINGHOUSE BANK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended September 30, 2012 and 2011

NOTE 6—INVESTMENT IN REAL ESTATE

        The balance in investment in real estate consisted of the following as of September 30, 2012:

(In Thousands)
Land	$311
Building	665

976
Accumulated depreciation and amortization	(4)

$972

        Rental income from investment in real estate amounted to $10,000 for the year ended September 30, 2012.

NOTE 7—DEPOSITS

        The aggregate amount of time deposit accounts in denominations of $100,000 or more as of September 30, 2012 and 2011 was $24,504,000 and $23,482,000, respectively.

        For time deposits as of September 30, 2012, the scheduled maturities for each of the following years ended September 30, are:

(In Thousands)
2013	$24,848
2014	6,289
2015	5,286

$36,423

        The Bank has one customer with deposits at the Bank amounting to $5,647,000, or 8% of total deposits, as of September 30, 2012.

MEETINGHOUSE BANK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended September 30, 2012 and 2011

NOTE 8—INCOME TAX EXPENSE

        The components of income tax expense are as follows during the years ended September 30:

	2012	2011
	(In Thousands)
Current:
Federal	$112	$130
State	29	37
Utilization of net operating loss carryovers	(84)	(130)

	57	37

Deferred:
Federal	113	152
State	8	8

	121	160

Total income tax expense	$178	$197

        The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows during the years ended September 30:

	2012	2011
	% of Income	% of Income
Federal income tax statutory rate	34.0%	34.0%
Increase in tax resulting from:
Other	(0.1)	0.1
State tax, net of federal tax benefit	5.6	6.1

Effective tax rates	39.5%	40.2%

MEETINGHOUSE BANK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended September 30, 2012 and 2011

NOTE 8—INCOME TAX EXPENSE (Continued)

        The Bank had gross deferred tax assets and gross deferred tax liabilities as follows as of September 30:

	2012	2011
	(In Thousands)
Deferred tax assets:
Alternative minimum tax	$31	$31
Net operating loss carryovers	—	84
Interest on non-performing loans	—	1

Gross deferred tax assets	31	116

Deferred tax liabilities:
Allowance for loan losses	(31)	(39)
Mortgage servicing rights	(41)	—
Net unrealized holding gain on available-for-sale securities	(103)	(119)
Depreciation	(53)	(50)

Gross deferred tax liabilities	(228)	(208)

Net deferred tax liability	$(197)	$(92)

        Deferred tax assets as of September 30, 2012 have not been reduced by a valuation allowance because management believes that it is more likely than not that the full amount of deferred tax assets will be realized.

        The Bank has $31,000 of alternative minimum tax credit carryovers which do not expire.

        The federal income tax reserve for loan losses at the Bank's base year amounted to approximately $1,100,000. If any portion of the reserve is used for purposes other than to absorb losses for which established, approximately 150% of the amount actually used (limited to the amount of the reserve) would be subject to taxation in the fiscal year in which used. As the Bank intends to use the reserve only to absorb loan losses, a deferred income tax liability of approximately $440,000 has not been provided.

        It is the Bank's policy to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of September 30, 2012 and 2011, there were no material uncertain tax positions related to federal and state income tax matters. The Bank is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended September 30, 2009 through September 30, 2012.

NOTE 9—RETIREMENT PLAN

        The Bank has a 401(k) plan which provides for voluntary contributions by participating employees ranging from one percent to twenty-five percent of their compensation, subject to certain limitations. The Bank matches 100% of employee contributions up to a maximum of 5% of participant's compensation. Total expense recorded by the Bank for the years ended September 30, 2012 and 2011 amounted to 68,000 and $51,000, respectively.

MEETINGHOUSE BANK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended September 30, 2012 and 2011

NOTE 10—FINANCIAL INSTRUMENTS

        The Bank is party to financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

        The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies but usually includes income producing commercial properties or residential real estate.

        Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of September 30, 2012, the maximum potential amount of the Bank's obligation was $149,000 for financial and standby letters of credit. The Bank's outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Bank may seek recourse through the customer's underlying line of credit. If the customer's line of credit is also in default, the Bank may take possession of the collateral, if any, securing the line of credit.

        Notional amounts of financial instrument liabilities with off-balance sheet credit risk are as follows as of September 30:

	2012	2011
	(In Thousands)
Commitments to originate loans	$1,110	$883
Unadvanced funds on lines of credit	2,451	1,980
Unadvanced funds on construction loans	—	40
Standby letters of credit	149	—

	$3,710	$2,903

        There is no material difference between the notional amount and the estimated fair value of the off-balance sheet liabilities.

MEETINGHOUSE BANK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended September 30, 2012 and 2011

NOTE 11—FAIR VALUE MEASUREMENTS

        ASC 820-10, "Fair Value Measurements and Disclosures," provides a framework for measuring fair value under generally accepted accounting principles. This guidance also allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.

        In accordance with ASC 820-10, the Bank groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

        Level 1—Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury, other U.S. Government and agency mortgage-backed securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

        Level 2—Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities.

        Level 3—Valuations for assets and liabilities that are derived from other methodologies, including option pricing models, discounted cash flow models and similar techniques, are not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets and liabilities.

        A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

        A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Bank's financial assets and financial liabilities carried at fair value for September 30, 2012 and 2011. The Bank did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the year ended September 30, 2012.

        The Bank's cash instruments are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

        The Bank's investment in mortgage-backed securities and other debt securities available-for-sale is generally classified within level 2 of the fair value hierarchy. For these securities, we obtain fair value measurements from independent pricing services. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument's terms and conditions.

        Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management's best estimate is used. Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the

MEETINGHOUSE BANK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended September 30, 2012 and 2011

NOTE 11—FAIR VALUE MEASUREMENTS (Continued)

underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.

        The Bank's impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using level 2 inputs based upon appraisals of similar properties obtained from a third party. The fair value of impaired loans estimated using level 3 inputs are based on management estimates.

        The following summarizes assets measured at fair value on a recurring basis for the periods ending September 30:

	Fair Value Measurements at Reporting Date Using:
	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(In Thousands)
September 30, 2012:
Securities available-for-sale:
U.S. agencies	$52	$—	$52	$—
Corporate debt securities	320	—	320	—
Mortgage-backed securities	5,072	—	5,072	—

	$5,444	$—	$5,444	$—

September 30, 2011:
Securities available-for-sale	$6,111	$—	$6,111	$—

MEETINGHOUSE BANK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended September 30, 2012 and 2011

NOTE 11—FAIR VALUE MEASUREMENTS (Continued)

        The estimated fair values of the Bank's financial instruments, all of which are held or issued for purposes other than trading, are as follows as of September 30:

	September 30, 2012
		Fair Value
	Carrying Amount
		Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$10,177	$10,177	$—	$—	$10,177
Interest-bearing time deposits with other banks	3,951	—	3,953	—	3,953
Available-for-sale securities	5,444	—	5,444	—	5,444
Federal Home Loan Bank stock	401	401	—	—	401
Loans held-for-sale	6,794	6,902	—	—	6,902
Loans, net	43,368	—	—	44,132	44,132
Accrued interest receivable	173	173	—	—	173
Financial liabilities:
Deposits	68,297	—	68,556	—	68,556

	September 30, 2011
	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$8,513	$8,513
Interest-bearing time deposits with other banks	1,646	1,648
Available-for-sale securities	6,111	6,111
Federal Home Loan Bank of Boston stock	527	527
Loans held-for-sale	4,426	4,689
Loans, net	42,375	42,529
Accrued interest receivable	182	182
Financial liabilities:
Deposits	60,753	60,971

MEETINGHOUSE BANK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended September 30, 2012 and 2011

NOTE 11—FAIR VALUE MEASUREMENTS (Continued)

        The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets as of September 30, 2012 under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

NOTE 12—SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

        Most of the Bank's business activity is with customers located within the Commonwealth of Massachusetts. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Bank's loan portfolio is comprised of loans collateralized by real estate located in the Commonwealth of Massachusetts.

NOTE 13—OTHER COMPREHENSIVE INCOME

        Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

        The components of other comprehensive income, included in equity are as follows during the years ended September 30:

	2012	2011
	(In Thousands)
Unrealized gains on securities
Net unrealized holding (loss) gains on available-for-sale securities	$(36)	$4
Reclassification adjustment for realized (gains) losses in net income	—	—

	(36)	4
Income tax benefit (expense)	16	(5)

Other comprehensive loss, net of tax	$(20)	$(1)

        At September 30, 2012 and 2011, the components of accumulated other comprehensive loss, included in equity, are as follows:

	2012	2011
	(In Thousands)
Net unrealized gain on securities available-for-sale, net of tax	$162	$182

Total accumulated other comprehensive income	$162	$182

MEETINGHOUSE BANK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended September 30, 2012 and 2011

NOTE 14—REGULATORY CAPITAL

        The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2012 and 2011 that the Bank meets all capital adequacy requirements to which it is subject.

        As of September 30, 2012, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

        The Bank's actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of September 30, 2012:
Total Capital (to Risk Weighted Assets)	$5,579	14.3%	$3,125	≥8.0%	$3,906	≥10.0%
Tier 1 Capital (to Risk Weighted Assets)	5,246	13.4	1,562	≥4.0	2,343	≥6.0
Tier 1 Capital (to Average Assets)	5,246	7.4	2,849	≥4.0	3,562	≥5.0
As of September 30, 2011:
Total Capital (to Risk Weighted Assets)	5,279	13.2	3,191	≥8.0	3,989	≥10.0
Tier 1 Capital (to Risk Weighted Assets)	4,964	12.4	1,596	≥4.0	2,393	≥6.0
Tier 1 Capital (to Average Assets)	4,964	7.7	2,572	≥4.0	3,215	≥5.0

NOTE 15—SUBSEQUENT EVENT—PLAN OF CONVERSION

        On January 17, 2012, the Board of Directors of the Bank adopted a plan of conversion under which the Bank would convert from a Massachusetts-chartered mutual co-operative bank to a Massachusetts-chartered stock co-operative bank and become the wholly-owned Subsidiaries of a newly chartered stock holding company, Meetinghouse Bancorp, Inc. ("the Company"). The conversion was subject to approval by the Federal Reserve Board and the Massachusetts Division of Banks, non-objection by the Federal Deposit Insurance Corporation, and approval by the depositors of the

MEETINGHOUSE BANK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended September 30, 2012 and 2011

NOTE 15—SUBSEQUENT EVENT—PLAN OF CONVERSION (Continued)

Bank, and included the filing of a registration statement with the U.S. Securities and Exchange Commission. Such approvals and non-objections were obtained and, effective November 19, 2012, the Company completed its initial public offering in connection with the conversion transaction by selling a total of 661,250 shares of common stock at a purchase price of $10.00 per share in a subscription offering, of which 27,700 shares were purchased by the Bank's employee stock ownership plan

        The cost of conversion and issuing the capital stock has been and will be deferred and deducted from the proceeds of the offering. At September 30, 2012, the Bank had incurred approximately $514,000 in conversion costs which are included in prepaid expenses and other assets on the consolidated balance sheet.

        At the time of conversion, the Bank substantially restricted retained earnings by establishing a liquidation account. The liquidation account is maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

NOTE 16—QUARTERLY DATA

	Year Ended September 30, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands) (Unaudited)
Interest and dividend income	$695	$625	$617	$629
Interest expense	159	150	145	140

Net interest income	536	475	472	489
Provision (benefit) for loan losses	15	(3)	8	(2)

Net interest and dividend income, after provision (benefit) for loan losses	521	478	464	491
Total noninterest income	277	190	193	498
Total noninterest expense	612	612	663	774

Income (loss) before income taxes	186	56	(6)	215
Provision (benefit) for income taxes	75	22	(3)	84

Net income (loss)	$111	$34	$(3)	$131

MEETINGHOUSE BANK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended September 30, 2012 and 2011

NOTE 16—QUARTERLY DATA (Continued)

	Year Ended September 30, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands) (Unaudited)
Interest and dividend income	$743	$653	$663	$679
Interest expense	179	160	158	163

Net interest income	564	493	505	516
Provision (benefit) for loan losses	(11)	1	4	(5)

Net interest and dividend income, after provision (benefit) for loan losses	575	492	501	521
Total noninterest income	352	163	132	218
Total noninterest expense	609	603	628	624

Income before income taxes	318	52	5	115
Provision for income taxes	128	20	1	48

Net income	$190	$32	$4	$67

NOTE 17—RECLASSIFICATION

        Certain amounts in the prior year have been reclassified to be consistent with the current year's statement presentation.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEETINGHOUSE BANCORP, INC.
December 28, 2012	By:	/s/ ANTHONY A. PACIULLI Anthony A. Paciulli President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ANTHONY A. PACIULLI Anthony A. Paciulli	President and Chief Executive Officer (principal executive officer)	December 28, 2012
/s/ WAYNE GOVE Wayne Gove	Chief Financial Officer and Treasurer (principal financial and accounting officer)	December 28, 2012
/s/ JOHN C. DRISCOLL John C. Driscoll	Director	December 28, 2012
/s/ WILLIAM J. FITZGERALD William J. Fitzgerald	Director	December 28, 2012
/s/ DANIEL T. FLATLEY Daniel T. Flatley	Director	December 28, 2012
/s/ BARRY T. HANNON Barry T. Hannon	Director	December 28, 2012
/s/ PAUL G. HUGHES Paul G. Hughes	Director	December 28, 2012
/s/ RICHARD NG Richard Ng	Director	December 28, 2012
/s/ RICHARD W. SHEA Richard W. Shea	Director	December 28, 2012