Form 10-Q
period 2012-12-31
Meetinghouse Bancorp, Inc.
filed 2013-02-14
CIK 1543367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

The Registrant had 661,250 shares of common stock, par value $0.01 per share, outstanding as of February 8, 2013.

MEETINGHOUSE BANCORP, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Unaudited)

MEETINGHOUSE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31,	September 30,
	2012	2012
	(Unaudited)
ASSETS
Cash and due from banks	$6,878	$5,110
Federal funds sold	—	322
Interest-bearing demand deposits with other banks	2,720	4,745
Cash and cash equivalents	9,598	10,177
Interest-bearing time deposits in other banks	4,949	3,951
Investments in available-for-sale securities (at fair value)	4,885	5,444
Federal Home Loan Bank stock, at cost	401	401
Loans held-for-sale	14,444	6,794
Loans, net of allowance for loan losses of $335,000 as of December 31, 2012 and $334,000 as of September 30, 2012	43,988	43,368
Premises and equipment	1,424	1,439
Investment in real estate	967	972
Cooperative Central Bank deposit	427	427
Accrued interest receivable	171	173
Other assets	524	938
Total assets	$81,778	$74,084

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$16,054	$14,713
Interest-bearing	54,859	53,584
Total deposits	70,913	68,297
Deferred income tax liability, net	170	197
Other liabilities	115	172
Total liabilities	71,198	68,666
Stockholders’ Equity:
Preferred stock, 500,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value; 5,000,000 shares authorized; 661,250 shares issued and outstanding at December 31, 2012; none issued at December 31, 2011	7	—
Additional paid-in capital	5,646	—
Retained earnings	5,290	5,256
Unearned Compensation - ESOP (45,795 shares unallocated at December 31, 2012)	(482)	—
Accumulated other comprehensive income	119	162
Total stockholders’ equity	10,580	5,418
Total liabilities and stockholders’ equity	$81,778	$74,084

The accompanying notes are an integral part of these consolidated financial statements.

MEETINGHOUSE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share data)

	Three months ended December 31,
	2012	2011
	(Unaudited)
Interest and dividend income:
Interest and fees on loans	$562	$606
Interest and dividends on securities	42	87
Other interest	15	2
Total interest and dividend income	619	695
Interest expense:
Interest on deposits	133	158
Total interest expense	133	158
Net interest and dividend income	486	537
Provision for loan losses	4	15
Net interest and dividend income after provision for loan losses	482	522
Noninterest income:
Gain on secondary market activities	260	195
Customer service fees	73	74
Other income	22	8
Total noninterest income	355	277
Noninterest expense:
Salaries and employee benefits	438	362
Occupancy and equipment expense	77	54
Professional fees	78	46
Data processing	73	52
Deposit insurance expense	1	12
Advertising	14	9
Supplies	16	11
Other real estate owned expense	—	6
Other expense	87	60
Total noninterest expense	784	612
Income before income tax expense	53	187
Income tax expense	19	76
Net income	$34	$111

Earnings per share:
Basic	$0.06	N/A
Diluted	$0.06	N/A

Weighted average shares outstanding
Basic	612,963	N/A
Diluted	612,963	N/A

The accompanying notes are an integral part of these consolidated financial statements.

MEETINGHOUSE BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Dollars in thousands)

	Three months ended December 31,
	2012	2011
	(Unaudited)
Net income	$34	$111
Other comprehensive loss, net of tax:
Net change in unrealized holding gain on available-for-sale securities	(43)	(43)
Other comprehensive loss, net of tax	(43)	(43)
Comprehensive (loss) income	$(9)	$68

The accompanying notes are an integral part of these consolidated financial statements.

MEETINGHOUSE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended December 31, 2012 and 2011

(Dollars in thousands)

(Unaudited)

						Accumulated
			Additional	Unearned		Other
	Common Stock		paid-in	compensation	Retained	Comprehensive
	Shares	Amount	capital	- ESOP	Earnings	Income	Total
Balance, September 30, 2011	—	—	—	—	$4,983	$182	$5,165
Net income					111		111
Net change in unrealized holding gain on available-for-sale securities, net of tax effect	—	—	—	—	—	(43)	(43)
Balance, December 31, 2011	—	$—	$—	$—	$5,094	$139	$5,233

Balance, September 30, 2012	—	—	—	—	$5,256	$162	$5,418
Net income					34		34
Net change in unrealized holding gain on available-for-sale securities, net of tax effect	—	—	—	—	—	(43)	(43)
Issuance of common stock for initial public offering, net of offering costs of $961	661,250	$7	$5,646	—	—	—	5,653
Common stock acquired by ESOP (46,287 shares)	—	—	—	$(487)	—	—	(487)
Common stock released by ESOP (492 shares)	—	—	—	5	—	—	5
Balance, December 31, 2012	661,250	$7	$5,646	$(482)	$5,290	$119	$10,580

The accompanying notes are an integral part of these consolidated financial statements.

MEETINGHOUSE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Three Months Ended December 31,
	2012	2011
	(Unaudited)
Cash flows from operating activities:
Net income	$34	$111
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of securities, net	13	9
Provision for loan losses	4	15
Change in deferred loan costs, net	(23)	8
Loans originated for sale	(42,456)	(27,462)
Proceeds from sale of loans	35,066	28,645
Gain on sales of loans	(260)	(195)
Depreciation and amortization	29	20
Decrease in accrued interest receivable	2	18
Decrease in mortgage servicing asset	94	—
Decrease (increase) in other assets	319	(43)
Deferred tax expense	—	58
Common stock released by ESOP (492 shares)	5	—
Decrease in accrued expenses and other liabilities	(57)	(114)

Net cash (used in) provided by operating activities	(7,230)	1,070

Cash flows from investing activities:
Purchases of interest-bearing time deposits in other banks	(998)	—
Proceeds from maturities of available-for-sale securities	476	416
Loan originations and principal collections, net	(601)	517
Capital expenditures	(8)	(7)

Net cash (used in) provided by investing activities	(1,131)	926

Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	2,567	657
Net increase in time deposits	49	1,822
Proceeds from common stock offering	6,614	—
Costs of common stock offering	(961)	—
Common stock acquired by ESOP	(487)	—

Net cash provided by financing activities	7,782	2,479

Net (decrease) increase in cash and cash equivalents	(579)	4,475
Cash and cash equivalents at beginning of period	10,177	8,513
Cash and cash equivalents at end of period	$9,598	$12,988

Supplemental disclosures:
Interest paid	$134	$158
Income taxes paid	9	12

The accompanying notes are an integral part of these consolidated financial statements.

Meetinghouse Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The consolidated interim financial statements include the accounts of Meetinghouse Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Meetinghouse Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, Meetinghouse Securities Corporation and Richmond Street Realty Trust.  All significant intercompany accounts and transactions have been eliminated in the consolidation.

On January 17, 2012, the Board of Directors of the Bank adopted a plan of conversion under which the Bank would convert from a Massachusetts-chartered mutual co-operative bank to a Massachusetts-chartered stock co-operative bank and become the wholly-owned subsidiary of a newly chartered stock holding company, Meetinghouse Bancorp, Inc. (“the Company”). The conversion was subject to approval by the Federal Reserve Board and the Massachusetts Division of Banks, non-objection by the Federal Deposit Insurance Corporation, and approval by the depositors of the Bank, and included the filing of a registration statement with the U.S. Securities and Exchange Commission. Such approvals and non-objections were obtained and, effective November 19, 2012, the Company completed its initial public offering in connection with the conversion transaction by selling a total of 661,250 shares of common stock at a purchase price of $10.00 per share in a subscription offering, of which 27,700 shares were purchased by the Company’s employee stock ownership plan (the “ESOP”).  An additional 18,587 shares were purchased by the ESOP in the open market subsequent to the initial public offering.

The cost of conversion and issuing the capital stock has been deducted from the proceeds of the offering. The Company incurred approximately $961,000 (unaudited) in conversion costs which were netted against the proceeds of the initial public offering.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management the information reflects all adjustments (consisting solely for normal recurring adjustments) that are necessary for a fair presentation.  The results shown for the interim period ended December 31, 2012 are not necessarily indicative of the results to be obtained for a full year.  These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2012 included in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”).

In preparing the consolidated interim financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, as of the date of the statement of financial condition and reported amounts of revenues and expenses for the periods presented.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred income taxes.

NOTE 2 - NATURE OF OPERATIONS

The Bank, a Massachusetts co-operative bank, is headquartered in Dorchester, Massachusetts.  The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in residential and commercial real estate loans, construction loans, and in consumer and small business loans.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income.”  This update amends the disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in stockholders’ equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes, as modified by ASU 2011-12, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. This guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”  The amendments in this update defer those changes in ASU 2011-05 that relate to the presentation of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  All other requirements in ASU 2011-05 are not affected by this update.  The amendments are effective during interim and annual periods beginning after December 15, 2011.   The guidance did not have a material impact on the Company’s consolidated financial statements.

In October 2012, the FASB issued ASU 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.”  The amendments in this update clarify the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution.  For public and nonpublic entities, the amendments in this update are effective for fiscal years, and interim periods within those years beginning on or after December 15, 2012.  The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.

NOTE 4 — Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are included in the weighted-average number of common shares outstanding for both basic and diluted EPS calculations as they are committed to be released.

Earnings per share for the three months ended December 31, 2012 and 2011 have been computed as follows (in thousands):

	Three months ended December 31,
	2012	2011
	(unaudited)

Net income applicable to common stock	$34	N/A

Average number of shares issued	661	N/A
Less: average unallocated ESOP shares	48	N/A
Average number of common shares outstanding used to calculate basic and diluted earnings per share	613	N/A

Basic earnings per share	$0.06	N/A
Diluted earnings per share	$0.06	N/A

Because the Company’s initial public offering was not completed until November 19, 2012, EPS data is not applicable for the three months ended December 31, 2011.

NOTE 5 - INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

The amortized cost and estimated fair value of securities available-for-sale, with gross unrealized gains and losses, are as follows (in thousands):

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
December 31, 2012 (unaudited):
Corporate debt securities	$300	$1	$—	$301
U.S. agencies	52	—	—	52
Mortgage-backed securities	4,338	195	1	4,532
	$4,690	$196	$1	$4,885

September 30, 2012:
Corporate debt securities	$300	$20	$—	$320
U.S. agencies	52	—	—	52
Mortgage-backed securities	4,827	245	—	5,072
	$5,179	$265	$—	$5,444

The amortized cost and estimated fair value of available-for-sale securities, segregated by contractual maturity at December 31, 2012 are presented below (in thousands):

	Amortized	Fair
(unaudited)	Cost Basis	Value
Due after ten years	$352	$353
Mortgage-backed securities	4,338	4,532
	$4,690	$4,885

There were no sales of available-for-sale securities for the three months ended December 31, 2012 and 2011.

Information pertaining to securities with gross unrealized losses at December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Loss	Value	Losses
December 31, 2012 (unaudited):
Mortgage-backed securities	$364	$1	$—	$—	$364	$1
Total temporarily impaired securities	$364	$1	$—	$—	$364	$1

The Company did not have any securities with gross unrealized losses at September 30, 2012.

Management conducts, at least on a quarterly basis, a review of our investment securities to determine if the value of any security has declined below its cost or amortized cost and whether such decline represents other-than-temporary impairment.  The investments in the Company’s investment portfolio that are temporarily impaired as of December 31, 2012 consist of one mortgage-backed security.  The unrealized loss at December 31, 2012 is attributable to changes in market interest rates since the Company acquired the securities.  As management has the ability and the intent to hold debt securities until recovery, the declines are deemed to be not other-than-temporary.

NOTE 6 - LOANS

Loans consist of the following:

	December 31,		September 30,
	2012		2012
	(unaudited)
	(Dollars in thousands)
Real estate loans:
Residential	$28,456	64.44%	$28,171	64.68%
Commercial	7,560	17.12	7,080	16.25
Construction	188	0.43	332	0.76
Multi-family	1,161	2.63	1,168	2.68
Total real estate	37,365	84.62	36,751	84.37

Commercial	1,649	3.73	1,550	3.56

Consumer loans:
Home equity	4,640	10.51	4,545	10.43
Other	502	1.14	712	1.64
Total consumer	5,142	11.65	5,257	12.07
		100.00%		100.00%
Total Loans	44,156		43,558
Allowance for loan losses	(335)		(334)
Deferred loan costs, net	167		144
Net loans	$43,988		$43,368

The following table sets forth information regarding the allowance for loan losses by portfolio segment as of and for the three months ended December 31, 2012 (unaudited):

	Real Estate						Consumer
	1-4 Family	1-4 Family
	Owner	Non-Owner
(in thousands)	Occupied	Occupied	Multifamily	Commercial	Construction	Commercial	Home Equity	Other	Total

Allowance for loan losses:
Beginning balance	$135	$55	$12	$67	$3	$14	$33	$15	$334
Charge-offs	—	—	—	—	—	—	—	(3)	(3)
Recoveries	—	—	—	—	—	—	—	—	—
Provision (benefit)	(4)	1	—	4	(1)	1	(2)	5	4
Ending Balance	$131	$56	$12	$71	$2	$15	$31	$17	$335

Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	131	56	12	71	2	15	31	17	335
Total allowance for loan losses ending balance	$131	$56	$12	$71	$2	$15	$31	$17	$335

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	19,856	8,600	1,161	7,560	188	1,649	4,640	502	44,156
Total loans ending balance	$19,856	$8,600	$1,161	$7,560	$188	$1,649	$4,640	$502	$44,156

The following table sets forth information regarding the allowance for loan losses by portfolio segment as of and for the three months ended December 31, 2011 (unaudited):

	Real Estate						Consumer
	1-4 Family	1-4 Family
	Owner	Non-Owner
(in thousands)	Occupied	Occupied	Multifamily	Commercial	Construction	Commercial	Home Equity	Other	Total

Allowance for loan losses:
Beginning balance	$108	$52	$9	$66	$9	$19	$48	$4	$315
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Provision (benefit)	—	(2)	—	17	4	(2)	(4)	2	15
Ending Balance	$108	$50	$9	$83	$13	$17	$44	$6	$330

Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$20	$—	$—	$—	$—	$20
Ending balance:
Collectively evaluated for impairment	108	50	9	63	13	17	44	6	310
Total allowance for loan losses ending balance	$108	$50	$9	$83	$13	$17	$44	$6	$330

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$262	$—	$—	$—	$—	$262
Ending balance:
Collectively evaluated for impairment	19,653	7,745	926	6,233	1,266	837	4,714	476	41,850
Total loans ending balance	$19,653	$7,745	$926	$6,495	$1,266	$837	$4,714	$476	$42,112

The following table sets forth information regarding the allowance for loan losses by portfolio segment as of September 30, 2012:

	Real Estate						Consumer
	1-4 Family	1-4 Family
	Owner	Non-Owner
(in thousands)	Occupied	Occupied	Multifamily	Commercial	Construction	Commercial	Home Equity	Other	Total

September 30, 2012:
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	135	55	12	67	3	14	33	15	334
Total allowance for loan losses ending balance	$135	$55	$12	$67	$3	$14	$33	$15	$334

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	19,751	8,420	1,168	7,080	332	1,550	4,545	712	43,558
Total loans ending balance	$19,751	$8,420	$1,168	$7,080	$332	$1,550	$4,545	$712	$43,558

The following table sets forth information regarding nonaccrual loans and past-due loans as of December 31, 2012 (unaudited):

(in thousands)	30—59 Days Past Due	60—89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current	Total Loans	90 Days or More Past Due and Accruing	Nonaccrual
December 31, 2012:
Real estate:
Residential one-to- four family	$247	$—	$—	$247	$28,209	$28,456	$—	$—
Commercial	—	—	—	—	7,560	7,560	—	—
Construction	—	—	—	—	188	188	—	—
Multi-family	—	—	—	—	1,161	1,161	—	—
Commercial	—	—	—	—	1,649	1,649	—	—
Home Equity	255	—	19	274	4,366	4,640	—	19
Consumer	1	—	—	1	501	502	—	—
Total	$503	$—	$19	$522	$43,634	$44,156	$—	$19

The following table sets forth information regarding nonaccrual loans and past-due loans as of September 30, 2012:

(in thousands)	30—59 Days Past Due	60—89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current	Total Loans	90 Days or More Past Due and Accruing	Nonaccrual
September 30, 2012:
Real estate:
Residential one-to- four family	$299	$51	$—	$350	$27,821	$28,171	$—	$—
Commercial	—	—	—	—	7,080	7,080	—	—
Construction	—	—	—	—	332	332	—	—
Multi-family	—	—	—	—	1,168	1,168	—	—
Commercial	—	—	—	—	1,550	1,550	—	—
Home Equity	20		—	20	4,525	4,545	—	—
Consumer	1	—	3	4	708	712	—	3
Total	$320	$51	$3	$374	$43,184	$43,558	$—	$3

As of December 31, 2012 (unaudited) and September 30, 2012, the Company had no loans categorized as impaired.

There were no loans modified during the three months ended December 31, 2012 (unaudited) or during the year ended September 30, 2012 that met the definition of a troubled debt restructured loan as described in ASC 310-10-50.

Credit Quality Information

The Company utilizes an eight grade internal loan rating system for residential and commercial real estate, construction and commercial loans as follows:

Loans rated 1 - 4:  Loans in these categories are considered “pass” rated loans and conform in all respects to Company and regulatory requirements.  These are also loans for which no repayment risk has been identified.  Credit or collateral exceptions are minimal, are in the process of correction and do not represent risk.

Loans rated 5:  Loans in this category are considered “special mention” and are fundamentally sound, but exhibit potentially unwarranted credit risk or other unsatisfactory characteristics.  The likelihood of loss to the Company is remote.

Loans rated 6:  Loans in this category are considered “substandard” and are inadequately protected by current sound net worth, paying capacity of the obligor, or the value of pledged collateral; as well as those loans with unsatisfactory characteristics indicating higher levels of risk.  The combination of one or more of these characteristics increases the possibility of loss to the Company.

Loans rated 7:  Loans in this category are considered “doubtful.”  Loans in this category exhibit weaknesses inherent in the substandard classification and, in addition, collection or liquidation in full is highly questionable.

Loans rated 8:  Loans in this category are considered uncollectible (“loss”) and are considered uncollectible and of such little value that their continuance as an asset, without establishment of a specific valuation allowance or charge-off, is not warranted.

On an annual basis, or more often if needed, the Company formally reviews the ratings on all residential real estate and commercial real estate, construction and commercial loans.  For all consumer loans, the Company initially assesses credit quality based upon the borrower’s ability to service the debt and subsequently monitors these loans based upon the borrower’s payment activity.

The following table presents the Company’s loans by risk rating as of December 31, 2012 (unaudited):

	Real Estate					Consumer
(in thousands)	Residential	Multi Family	Commercial	Construction	Commercial	Home Equity	Other	Total
December 31, 2012:
Grade:
Pass	$27,746	$1,161	$6,781	$188	$1,460	$—	$—	$37,336
Special mention	253	—	522	—	189	42	—	1,006
Substandard	457	—	257	—	—	31	—	745
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Not formally rated	—	—	—	—	—	4,567	502	5,069
Total	$28,456	$1,161	$7,560	$188	$1,649	$4,640	$502	$44,156

The following table presents the Company’s loans by risk rating as of September 30, 2012:

	Real Estate					Consumer
(in thousands)	Residential	Multi Family	Commercial	Construction	Commercial	Home Equity	Other	Total
September 30, 2012:
Grade:
Pass	$27,456	$1,168	$6,821	$332	$1,360	$—	$—	$37,137
Special mention	256	—	—	—	190	42	—	488
Substandard	459	—	259	—	—	48	—	766
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Not formally rated	—	—	—	—	—	4,455	712	5,167
Total	$28,171	$1,168	$7,080	$332	$1,550	$4,545	$712	$43,558

NOTE 7 - FAIR VALUE MEASUREMENTS

ASC 820-10, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value under generally accepted accounting principles.  This guidance also allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.

In accordance with ASC 820-10, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for December 31, 2012 (unaudited) and September 30, 2012.  The Company did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the three months ended December 31, 2012 (unaudited) and the year ended September 30, 2012.

Cash and cash equivalents - The Company’s cash instruments are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

Securities available-for-sale - The Company’s investment in mortgage-backed securities and other debt securities available-for-sale is generally classified within level 2 of the fair value hierarchy.  For these securities, we obtain fair value measurements from independent pricing services.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument’s terms and conditions.

Federal Home Loan Bank stock — The carrying amount of Federal Home Loan Bank (“FHLB”) stock approximates fair value based upon the redemption provisions of the FHLB of Boston.

Loans held-for-sale — Loans originated and held-for-sale are carried at the lower of aggregate cost or market value.  No fair value adjustments were recorded on loans held-for-sale during the three months ended December 31, 2012 and 2011 (unaudited).

Loans — Fair values for loans are estimated using discounted cash flow analyses, using market interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Mortgage servicing rights (“MSR”) — Mortgage servicing rights (“MSR”) are the rights of a mortgage servicer to collect mortgage payments and forward them, after deducting a fee, to the mortgage holder. The fair value of servicing rights is estimated using a discounted cash flow model. The fair value of MSR is highly sensitive to changes in assumptions. Changes in prepayment speed assumptions generally have the most significant impact on the fair value of our MSR. Generally, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of MSR. As interest rates rise, mortgage loan prepayments slow down, which results in an increase in the fair value of MSR. Thus, any measurement of the fair value of our MSR is limited by the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if they are applied at a different point in time.

Accrued interest receivable — Carrying value approximates fair value.

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

The following summarizes assets measured at fair value on a recurring basis at December 31, 2012 (unaudited) and September 30, 2012:

(in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2012:
Securities available-for-sale:
U.S. agencies	$52	$—	$52	$—
Corporate debt securities	301	—	301	—
Mortgage-backed securities	4,532	—	4,532	—
	$4,885	$—	$4,885	$—

September 30, 2012:
U.S. Government and federal agency obligations	$52	$—	$52	$—
Corporate debt securities	320	—	320	—
Mortgage-backed securities	5,072	—	5,072	—
	$5,444	$—	$5,444	$—

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows:

	December 31, 2012 (unaudited)
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$9,598	$9,598	$—	$—	$9,598
Interest-bearing time deposits with other banks	4,949	—	4,953	—	4,953
Available-for-sale securities	4,885	—	4,885	—	4,885
Federal Home Loan Bank stock	401	401	—	—	401
Loans held-for-sale	14,444	14,627	—	—	14,627
Loans, net	43,988	—	—	44,911	44,911
Accrued interest receivable	171	171	—	—	171
Mortgage servicing rights	196	—	234	—	234

Financial liabilities:
Deposits	70,913	—	71,179	—	71,179

	September 30, 2012
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$10,177	$10,177	$—	$—	$10,177
Interest-bearing time deposits with other banks	3,951	—	3,953	—	3,953
Available-for-sale securities	5,444	—	5,444	—	5,444
Federal Home Loan Bank stock	401	401	—	—	401
Loans held-for-sale	6,794	6,902	—	—	6,902
Loans, net	43,368	—	—	44,132	44,132
Accrued interest receivable	173	173	—	—	173
Mortgage servicing rights	103	—	105	—	105

Financial liabilities:
Deposits	68,297	—	68,556	—	68,556

The Company may be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with GAAP.  There were no Level 1, Level 2 or Level 3 nonrecurring fair value measurements for the periods ended December 31, 2012 (unaudited) and September 30, 2012.

NOTE 8 - REGULATORY CAPITAL

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  As of December 31, 2012 (unaudited) and September 30, 2012, the Bank met all capital adequacy requirements to which it was subject at such dates.

As of December 31, 2012 (unaudited), the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios are also presented in the table below.

						To Be Well
			Minimum			Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of December 31, 2012 (unaudited):
Total Capital (to Risk Weighted Assets)	$7,948	18.6%	$3,421	>	8.0%	$4,276	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	7,614	17.8	1,710	>	4.0	2,566	>	6.0
Tier 1 Capital (to Average Assets)	7,614	10.0	3,060	>	4.0	3,825	>	5.0

As of September 30, 2012:
Total Capital (to Risk Weighted Assets)	5,579	14.3	3,125	>	8.0	3,906	>	10.0
Tier 1 Capital (to Risk Weighted Assets)	5,246	13.4	1,562	>	4.0	2,343	>	6.0
Tier 1 Capital (to Average Assets)	5,246	7.4	2,849	>	4.0	3,562	>	5.0

NOTE 9 — OTHER COMPREHENSIVE LOSS

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities are reported as a separate component of the stockholders’ equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of other comprehensive loss, included in stockholders’ equity are as follows during the three months ended December 31, 2012 and 2011 (unaudited):

	Three months ended December 31,
	2012	2011
Unrealized losses on securities:
Net unrealized holding loss on available-for-sale securities	$(70)	$(73)
Reclassification adjustment for realized (gains) losses in net income	—	—
	(70)	(73)
Income tax benefit	27	30
Other comprehensive loss, net of tax	$(43)	$(43)

At December 31, 2012 and 2011 (unaudited), the components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	2012	2011
Net unrealized gain on securities available-for-sale	$119	$139
Total accumulated other comprehensive income	$119	$139

NOTE 10 — EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”)

The Company adopted a tax-qualified employee stock ownership plan (“ESOP) for the benefit of eligible employees.  Effective November 19, 2012, the Bank converted from a Massachusetts-chartered mutual co-operative bank to a Massachusetts-chartered stock co-operative bank and become the wholly-owned subsidiary of the Company.  The Company completed its initial public offering in connection with the conversion transaction by selling a total of 661,250 shares of common stock at a purchase price of $10.00 per share in a subscription offering, of which 27,700 shares were purchased by the Bank’s ESOP.  The ESOP acquired an additional 18,587 shares in the open market subsequent to the conversion.

The ESOP funded its stock purchase through a loan from the Company equal to 100% of the aggregate purchase price of the common stock. The ESOP trustee will repay the loan principally through the Bank’s contributions to the ESOP and, possibly, dividends paid on common stock held by the plan over a 7-year loan term.

The trustee will hold the shares purchased in a loan suspense account and will release the shares from the suspense account on a pro rata basis as it repays the loan. The trustee will allocate the shares released among active participants on the basis of each active participant’s proportional share of compensation for the plan year. Generally, participants will receive distributions from the ESOP upon separation from service. The plan will reallocate any unvested shares of common stock forfeited by participants upon their separation from service among the remaining participants in the plan.

Under applicable accounting requirements, the Company will record a compensation expense for the ESOP at the fair market value of the shares when they are committed to be released from the suspense account to participants’ accounts under the plan.

At December 31, 2012 (unaudited), the remaining principal balance on the ESOP debt is $483,000 and the shares held by the ESOP is 45,795.

Total compensation expense recognized in connection with the ESOP was $5,000 for the three months ended December 31, 2012 (unaudited).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

This discussion is intended to assist in understanding the financial condition and results of operations of the Company.  This should be read in conjunction with the consolidated financial statements and accompanying notes contained in this report.

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

Forward-looking statements are not guarantees of future performance.  Numerous risks and uncertainties could cause or contribute to the Bank’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements.  Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines.  Additional factors that may affect our results are discussed in the Company’s 2012 Annual Report on Form 10-K under the section titled “Item 1A.- Risk Factors.”  These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: owner and non-owner occupied residential real estate, home equity, multi-family commercial real estate, construction, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses for the three months ended December 31, 2012.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate:    Residential real estate includes owner and non-owner occupied real estate loans and home equity loans. The Company originates most of the loans in this segment according to FNMA/FHLMC underwriting guidelines. Most loans in this segment are collateralized by residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment. There are some non-owner occupied residential real estate loans with multiple investment properties that are evaluated as commercial real estate property.

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

The allocated component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis for commercial, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential real estate loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

The Company periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). All TDRs are classified as impaired.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

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

Comparison of Financial Condition at December 31, 2012 and September 30, 2012

Total Assets. Total assets increased by $7.7 million, from $74.1 million at September 30, 2012 to $81.8 million at December 31, 2012, primarily due to an increase in loans held-for-sale of $7.7 million and an increase in interest-bearing time deposits in other banks of $1.0 million. This increase was primarily offset by a decrease in cash and cash equivalents of $600,000 and decrease in other assets of $400,000.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $600,000, from $10.2 million at September 30, 2012 to $9.6 million at December 31, 2012, in order to fund new loan originations. Federal funds sold and interest-bearing demand deposit balances decreased by $2.4 million, from $5.1 million at September 30, 2012 to $2.7 million at December 31, 2012, in order to fund new loan originations.

Interest-Bearing Time Deposits in Other Banks. These deposits increased by $1.0 million, from $4.0 million at September 30, 2012 to $5.0 million at December 31, 2012.  We maintain funds in these accounts in order to improve the yield earned on excess liquidity.

Securities. Our securities portfolio consists primarily of residential mortgage-backed securities issued by U.S. government agencies and government sponsored enterprises. Investments in available-for-sale securities decreased by $500,000 from $5.4 million at September 30, 2012 to $4.9 million at December 31, 2012.  The decrease is largely due to repayments made on mortgage-backed securities.  There were no purchases of new securities in the three months ended December 31, 2012.

Loans, Net. Loans, net, increased by $600,000, from $43.4 million at September 30, 2012 to $44.0 million at December 31, 2012. This increase was primarily due to new loans originated, net of repayments.

Loans Held-for-Sale. Loans held-for-sale increased by $7.7 million, from $6.8 million at September 30, 2012 to $14.5 million at December 30, 2012, primarily due to demand created for fixed-rate residential mortgage loans due to a prevailing low interest rate environment.

Deposits. Our primary sources of funds are retail deposit accounts held primarily by individuals and businesses within our primary market area. Total deposits increased by $2.6 million, from $68.3 million at September 30, 2012 to $70.9 million at December 31, 2012, primarily due to a $1.3 million increase in noninterest-bearing accounts and a $1.3 million increase in certificates of deposit.

The following table sets forth the balances of our deposit products at the dates indicated.

	December 31,		September 30,
(Dollars in thousands)	2012		2012
	(unaudited)
Noninterest-bearing demand deposits	$16,054	22.64%	$14,713	21.54%
Interest bearing deposits:
Money market	9,016	12.72	8,599	12.59
Regular and other savings	9,371	13.21	8,561	12.54
Certificates of deposit	36,472	51.43	36,424	53.33
Total	$70,913	100.00%	$68,297	100.00%

Borrowings. We generally use borrowings from the Federal Home Loan Bank of Boston to supplement our supply of funds for loans and securities. No Federal Home Loan Bank of Boston borrowings were outstanding at either December 31, 2012 or September 30, 2012.

Comparison of Results of Operations for the Three Months Ended December 31, 2012 and 2011

Net Income. Net income decreased by $77,000, from $111,000 in the three months ended December 31, 2011 to $34,000 in the three months ended December 31, 2012, primarily due to a decrease in net interest and dividend income of $51,000 and an increase in noninterest expense of $172,000, offset by an increase in noninterest income of $78,000 and decrease in income tax expense of $57,000.

Net Interest and Dividend Income. Net interest and dividend income decreased by $51,000, from $537,000 in the three months ended December 31, 2011 to $486,000 in the three months ended December 31, 2012, primarily due to declining market interest rates. The average yield on interest-earning assets decreased from 4.50% in the three months ended December 31, 2011 to 3.62% in the three months ended December 31, 2012, which offsets an increase in the average balance of interest-earning assets from $61.8 million to $68.5 million. The average rate paid on interest-bearing liabilities decreased from 1.22% in the three months ended December 31, 2011 to 0.99% in the three months ended December 31, 2012. The interest rate spread decreased from 3.28% in the three months ended December 31, 2011 to 2.63% in the three months ended December 31, 2012.

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

	Three months ended December 31,
	2012			2011
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate

Interest-earning assets:
Securities (1)	$6,041	$42	2.78%	$6,828	$87	5.10%
Loans, net (2)	51,642	562	4.35%	46,845	606	5.17%
Other interest earning assets (3)	10,794	15	0.56%	8,156	2	0.10%
Total interest-earning assets	68,477	619	3.62%	61,829	695	4.50%

Non-interest earning assets	10,503			4,773
Total Assets	$78,980			$66,602

Interest bearing liabilities
Regular savings accounts	$8,971	$6	0.27%	$8,868	$6	0.27%
Money market accounts	8,806	11	0.50%	8,435	12	0.57%
Time deposits	36,224	116	1.28%	34,339	140	1.63%
Total interest bearing deposits	54,001	133	0.99%	51,642	158	1.22%

Federal Home Loan Bank advances	0	0	—	0	0	—
Total interest-bearing liabilities	54,001	133	0.99%	51,642	158	1.22%

Demand deposits	16,870			9,696
Other liabilities	110			126
Equity	7,999			5,138
Total liabilites and equity	$78,980			$66,602

Net interest income		$486			$537

Interest rate spread			2.63%			3.28%
Net yield on earning assets			2.84%			3.47%

(1) Includes Federal Home Loan Bank stock, deposits with Co-operative Central Bank, and available-for-sale securities.

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

	Three Months Ended
	December 31, 2012
	Compared to
	Three Months Ended
	December 31, 2011
	Increase (Decrease)
	Due to
(in thousands)	Volume	Rate	Net
Interest income:

Securities (1)	$(9)	$(36)	$(45)

Loans, net (2)	80	(124)	(44)

Other interest-earning assets (3)	1	12	13

Total interest-earning assets	72	(148)	(76)

Interest expense:

Deposits	$9	$(34)	$(25)

Federal Home Loan Bank advances	—	—	—

Total interest-bearing liabilities	9	(34)	(25)

Increase (decrease) in net interest income	$63	$(114)	$(51)

(1)   Includes Federal Home Loan Bank of Boston stock, deposits with the Cooperative Central Bank, and available-for-sale securities.

(2)   Includes non accruing loan balances and interest received on such loans, and loans held-for-sale.

(3)   Includes short-term investments.

Provision for Loan Losses. The provision for loan losses decreased by $11,000, from $15,000 for the three months ended December 31, 2011 to $4,000 for the three months ended December 31, 2012.  The decrease in the provision was due to decreases in delinquent loans compared to the prior period.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	For the
	Three Months Ended
	December 31,
(Dollars in thousands)	2012	2011

Allowance beginning of period	$334	$315

Provision for loan losses	4	15

Charge-offs	(3)	—

Recoveries	—	—

Allowance at end of period	$335	$330

Allowance for loan losses as a percent of non-performing loans	1,763.16%	14.09%

Allowance for loan losses as a percent of total loans	0.76%	0.70%

Net (charge-offs) recoveries to average loans outstanding during the period	(0.01)%	—%

Noninterest Income. Noninterest income increased by $78,000, from $277,000 in the three months ended December 31, 2011 to $355,000 in the three months ended December 31, 2012, primarily due to an increase in gain on secondary market activities from $195,000 to $260,000. The increase in gain on secondary market activities was primarily due to increased volume of loans sold in the secondary market.

Noninterest Expense. Noninterest expense increased by $172,000, from $612,000 in the three months ended December 31, 2011 to $784,000 in the three months ended December 31, 2012 primarily due to increases in salaries and employee benefits expense, occupancy and equipment expense, professional fees, data processing expense, and other expenses. Salary and employee benefits expense increased $76,000 largely due to increased commissions paid to commissioned loan originators due to higher origination volume. Professional fees expenses increased $32,000, primarily due to temporary staffing expenses in the lending area of $18,000, a marketing study to assist the bank in the site selection for a new branch of $6,000, and increases in audit expenses of $7,000.  Occupancy and equipment expenses increased $23,000, primarily due to increased real estate taxes and depreciation expense on bank building and investments in real estate, an increase in utilities expenses, and additional bank maintenance including repairs of the heating system.  Data processing expenses increased $21,000 due to a one-time charge for customer research and increased data processing volumes and enhancements.

Income Tax Expense. Income tax expense decreased by $57,000, from $76,000 in the three months ended December 31, 2011 to $19,000 in the three months ended December 31, 2012, due to lower pre-tax income. The effective tax rate was 41% for the three months ended December 31, 2011 and 36% for the three months ended December 31, 2012.

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

The following table provides information with respect to our nonperforming assets, including troubled debt restructurings, at the dates indicated.

	December 31,	September 30,
(Dollars in thousands)	2012	2012
Nonaccrual loans:
Real estate loans:
Residential	$—	$—
Commercial	—	—
Total real estate	—	—
Consumer loans	19	3
Total	19	3
Accruing loans past due 90 days or more	—	—
Total nonaccrual loans and accruing loans past due 90 days	19	3
Other real estate owned	—	—
Total nonperforming assets	19	3
Troubled debt restructurings	—	—
Total nonperforming assets and troubled debt restructurings	$19	$3

Total nonperforming loans to total loans	0.04%	0.01%
Total nonperforming loans to total assets	0.02%	0.00%
Total nonperforming assets and troubled debt restructurings to total assets	0.02%	0.00%

There was no other real estate owned at December 31, 2012 or September 30, 2012.

Liquidity and Capital Resources

Liquidity Management.  Liquidity is the ability to meet current and future financial obligations of a short-term and long-term nature. The Bank’s primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities, borrowings from the Federal Home Loan Bank of Boston and securities sold under agreements to repurchase. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and prepayments on loans are greatly influenced by general interest rates, economic conditions and competition.

Management regularly adjusts our investments in liquid assets based upon an assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our interest-rate risk and investment policies.

The Bank’s most liquid assets are cash and cash equivalents, interest-bearing deposits in other banks, and corporate bonds. The levels of these assets depend on the Bank’s operating, financing, lending and investing activities during any given period.  At December 31, 2012, cash and cash equivalents totaled $9.6 million.  Securities classified as available-for-sale, whose aggregate market value exceeded cost, provide additional sources of liquidity and had a market value of $4.9 million at December 31, 2012.  In addition, at December 31, 2012, the Bank had the ability to borrow a total of approximately $9.4 million from the Federal Home Loan Bank of Boston.

At December 31, 2012, the Bank had no borrowings outstanding.  In addition, at December 31, 2012, the Bank had the ability to borrow $3.6 million from the Co-operative Central Bank, none of which was outstanding at that date.

In addition, the Bank had a $500,000 line of credit available to us from Bankers’ Bank Northeast. At December 31, 2012, the Bank had no borrowings outstanding under this credit facility.

At December 31, 2012, the Bank had $3.6 million in loan commitments outstanding, which consisted of commitments to originate loans, available lines of credit and unadvanced funds on construction loans. Certificates of deposit due within one year after December 31, 2012 totaled $23.9 million, or 65%.  If these maturing deposits are not renewed, the Bank will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than the Bank currently pays on the certificates of deposit. Management believes, however, based on past experience that a significant portion of our certificates of deposit will be renewed.  The Bank has the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock.  The Company’s primary source of income is dividends received from the Bank.  Under Massachusetts banking law, the amount of dividends that the Bank may declare and pay to the Company in any calendar year, without receipt of prior approval from the Commissioner of Banks of Massachusetts, cannot exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock.  At December 31, 2012, the Company had liquid assets of $9.6 million.

Contractual Obligations. We had no contractual obligations outstanding as of December 31, 2012 and September 30, 2012.

Capital Management.  The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At December 31, 2012, the Bank exceeded all of its regulatory capital requirements to be considered “well capitalized” under regulatory guidelines.  See note 8 of the notes to consolidated financial statements.

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

The Company is party to financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies but usually includes income producing commercial properties or residential real estate.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

Notional amounts of financial instrument liabilities with off-balance sheet credit risk are as follows (in thousands):

	December 31,	September 30,
	2012	2012
	(unaudited)
Commitments to originate loans	$998	$1,110
Unadvanced funds on lines of credit	2,262	2,451
Standby letters of credit	149	149
Unadvanced funds on construction loans	146	—
	$3,555	$3,710

There is no material difference between the notional amount and the estimated fair value of the off-balance sheet liabilities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any pending legal proceedings.  The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  The Company’s management believes that such routine legal proceedings, in the aggregate, are immaterial to the Company’s financial condition and results of operations.

Item 1A.  Risk Factors

There has been no material changes in the Company’s risk factors during the three months ended December 31, 3012. See the discussion and analysis of risk factors, in Item 1A entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                 Not applicable.

(b)                               On November 19, 2012, the Company completed its common stock offering in connection with the mutual-to-stock conversion of the Bank.  The offering commenced on September 19, 2012 and was completed on November 19, 2012.  The Company sold a total of 661,250 shares at a purchase price of $10.00 per share for aggregate gross proceeds of $6,612,500.  The shares were sold pursuant to a registration statement on Form S-1 (File No. 333-180026), which was declared effective by the Securities and Exchange Commission on August 10, 2012.  Keefe, Bruyette & Woods, Inc. (“KBW”) was engaged to assist on a best efforts basis in the marketing of the common stock. For their services, KBW received a success fee of $150,000 plus expenses.  KBW also was engaged for its conversion agent services and received a fee of $15,000 plus expenses.  Total offering expenses, including the amounts paid to KBW, were approximately $961,000, none of which were paid to officers or directors of the Company or the Bank or any of their associates.  No underwriting discounts, commissions or finders fees were paid in connection with the offering.  Net offering proceeds were approximately $5.7 million, of which the Company contributed $2.8 million to the Bank and loaned $483,000 to the Bank’s Employee Stock Ownership Plan to allow it to purchase shares of common stock.  The Company retained the remaining net proceeds for general corporate purposes.  The use of proceeds does not represent a material change in the use of proceeds described in the Company’s Prospectus dated August 10, 2012.

(c)                                  Not applicable.

Item 3.         Defaults Upon Senior Securities

Not applicable.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information.

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

101.1*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balances Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated

Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

MEETINGHOUSE BANCORP, INC.

Dated: February 14, 2013	By:	/s/ Anthony A. Paciulli
Anthony A. Paciulli
President and Chief Executive Officer

Dated: February 14, 2013	By:	/s/ Wayne Gove
Wayne Gove
Senior Vice President and Chief Financial Officer