Form 10-Q
period 2013-03-31
Meetinghouse Bancorp, Inc.
filed 2013-05-15
CIK 1543367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The Registrant had 661,250 shares of common stock, par value $0.01 per share, outstanding as of May 10, 2013.

.  MEETINGHOUSE BANCORP, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.         Consolidated Financial Statements

MEETINGHOUSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31,	September 30,
	2013	2012
	(Unaudited)

ASSETS
Cash and due from banks	$3,728	$5,110
Federal funds sold	—	322
Interest-bearing demand deposits with other banks	46	4,745
Cash and cash equivalents	3,774	10,177
Interest-bearing time deposits in other banks	4,694	3,951
Investments in available-for-sale securities (at fair value)	5,691	5,444
Federal Home Loan Bank stock, at cost	282	401
Loans held-for-sale	9,174	6,794
Loans, net of allowance for loan losses of $376 as of March 31, 2013 and $334 as of September 30, 2012	49,212	43,368
Premises and equipment	1,647	1,439
Investment in real estate	962	972
Cooperative Central Bank deposit	427	427
Accrued interest receivable	178	173
Other assets	494	938
Total assets	$76,535	$74,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$9,671	$14,713
Interest-bearing	55,212	53,584
Total deposits	64,883	68,297
Deferred income tax liability, net	161	197
Federal Home Loan Bank Advances	700	—
Other liabilities	193	172
Total liabilities	65,937	68,666
Stockholders’ Equity:
Preferred stock, 500,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value; 5,000,000 shares authorized; 661,250 shares issued and outstanding at March 31, 2013; none issued at September 30, 2012	7	—
Additional paid-in capital	5,645	—
Retained earnings	5,324	5,256
Unearned Compensation - ESOP (45,795 shares unallocated at March 31, 2013)	(482)	—
Accumulated other comprehensive income	104	162
Total stockholders’ equity	10,598	5,418
Total liabilities and stockholders’ equity	$76,535	$74,084

The accompanying notes are an integral part of these consolidated financial statements.

MEETINGHOUSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Interest and dividend income:
Interest and fees on loans	$612	$563	$1,174	$1,169
Interest and dividends on securities	39	56	81	143
Other interest	12	6	27	8
Total interest and dividend income	663	625	1,282	1,320
Interest expense:
Interest on deposits	132	151	265	309
Total interest expense	132	151	265	309
Net interest and dividend income	531	474	1,017	1,011
Provision (benefit) for loan losses	41	(3)	45	12
Net interest and dividend income after provision (benefit) for loan losses	490	477	972	999
Noninterest income:
Gain on secondary market activities	264	105	524	299
Customer service fees	77	76	150	151
Other income	11	9	33	17
Total noninterest income	352	190	707	467
Noninterest expense:
Salaries and employee benefits	431	338	869	699
Occupancy and equipment expense	80	62	157	116
Professional fees	95	47	173	93
Data processing	68	54	141	106
Deposit insurance expense	3	—	4	13
Advertising	22	13	36	22
Supplies	12	14	28	25
Other real estate owned expense	—	13	—	19
Other expense	84	71	171	131
Total noninterest expense	795	612	1,579	1,224
Income before income tax expense	47	55	100	242
Income tax expense	13	21	32	97
Net income	$34	$34	$68	$145

Earnings per share:
Basic	$0.06	N/A	$0.11	N/A
Diluted	$0.06	N/A	$0.11	N/A

Weighted average shares outstanding
Basic	615,455	N/A	615,300	N/A
Diluted	615,455	N/A	615,300	N/A

The accompanying notes are an integral part of these consolidated financial statements.

MEETINGHOUSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Three months ended March 31,
	2013	2012
	(Unaudited)
Net income	$34	$34
Other comprehensive (loss) income, net of tax:
Net change in unrealized holding gain on available-for-sale securities	(15)	4
Other comprehensive (loss) income, net of tax	(15)	4
Comprehensive income	$19	$38

	Six months ended March 31,
	2013	2012
	(Unaudited)
Net income	$68	$145
Other comprehensive loss, net of tax:
Net change in unrealized holding gain on available-for-sale securities	(58)	(39)
Other comprehensive loss, net of tax	(58)	(39)
Comprehensive income	$10	$106

The accompanying notes are an integral part of these consolidated financial statements.

MEETINGHOUSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended March 31, 2013 and 2012

(Dollars in thousands except per share data)

(Unaudited)

						Accumulated
			Additional		Unearned	Other
	Common Stock		paid-in	Retained	compensation	Comprehensive
	Shares	Amount	capital	Earnings	- ESOP	Income	Total
Balance, September 30, 2011	—	—	—	$4,983	—	$182	$5,165
Net income				145			145
Other comprehensive income	—	—	—	—	—	(39)	(39)
Balance, March 31, 2012	—	$—	$—	$5,128	$—	$143	$5,271

Balance, September 30, 2012	—	—	—	$5,256	—	$162	$5,418
Net income				68			68
Other comprehensive income	—	—	—	—	—	(58)	(58)
Issuance of common stock for initial public offering, net of offering costs of $961	661,250	$7	$5,645	—	—	—	5,652
Common stock acquired by ESOP (46,287 shares)	—	—	—	—	$(487)	—	(487)
Common stock released by ESOP (492 shares)	—	—	—	—	5	—	5
Balance, March 31, 2013	661,250	$7	$5,645	$5,324	$(482)	$104	$10,598

The accompanying notes are an integral part of these consolidated financial statements.

MEETINGHOUSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Six Months Ended March 31,
	2013	2012
	(Unaudited)
Cash flows from operating activities:
Net income	$68	$145
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of securities, net	25	22
Provision for loan losses	45	12
Change in deferred loan costs, net	(100)	(37)
Loans originated for sale	(72,954)	(42,226)
Proceeds from sale of loans	71,098	44,539
Gain on sales of loans	(524)	(299)
Depreciation and amortization	54	39
Increase (decrease) in accrued interest receivable	(5)	7
Decrease (increase) in other assets	444	(366)
Deferred tax expense	1	76
Increase (decrease) in accrued expenses and other liabilities	26	(65)

Net cash (used in) provided by operating activities	(1,822)	1,847

Cash flows from investing activities:
Purchases of interest-bearing time deposits in other banks	(1,496)	(1,315)
Proceeds from maturities of interest-bearing time deposits in other banks	753	249
Purchases of available-for-sale securities	(1,355)	(1,252)
Proceeds from maturities of available-for-sale securities	988	764
Loan originations and principal collections, net	(5,789)	985
Redemption of Federal Home Loan Bank stock	119	126
Capital expenditures	(252)	(81)

Net cash used in investing activities	(7,032)	(524)

Cash flows from financing activities:
Net (decrease) increase in demand deposits, NOW and savings accounts	(2,891)	4,734
Net (decrease) increase in time deposits	(523)	1,561
Advances received from Federal Home Loan Bank	700	—
Proceeds from common stock offering	6,613	—
Costs of common stock offering	(961)	—
Common stock acquired by ESOP	(487)	—

Net cash provided by financing activities	2,451	6,295

Net (decrease) increase in cash and cash equivalents	(6,403)	7,618
Cash and cash equivalents at beginning of period	10,177	8,513
Cash and cash equivalents at end of period	$3,774	$16,131

Supplemental disclosures:
Interest paid	$265	$309
Income taxes (received) paid	(23)	94

The accompanying notes are an integral part of these consolidated financial statements.

Meetinghouse Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The consolidated condensed interim financial statements include the accounts of Meetinghouse Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Meetinghouse Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, Meetinghouse Securities Corporation and Richmond Realty Trust.  All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions for Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management the information reflects all adjustments (consisting solely for normal recurring adjustments) that are necessary for a fair presentation.  The results shown for the interim period ended March 31, 2013 are not necessarily indicative of the results to be obtained for a full year.  These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2012 included in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”).

In preparing the consolidated condensed interim financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, as of the date of the statement of financial condition and reported amounts of revenues and expenses for the periods presented.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred income taxes.

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

In February 2013, the FASB issued ASU 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.”  The objective of the amendments in this ASU is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. generally accepted accounting principles (GAAP).  Examples of obligations within the scope of this ASU include debt arrangements, other contractual obligations, and settled litigation and judicial rulings.  The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013; and should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU scope that exist at the beginning of an entity’s fiscal year of adoption.  The Company anticipates that the adoption of this guidance will not have a material impact on its consolidated financial statements.

In April 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.”  The amendments in this ASU are being issued to clarify when an entity should apply the liquidation basis of accounting.  The guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting.  Additionally, the amendments require disclosures about an entity’s plan for liquidation, the methods and significant assumptions used to measure assets and liabilities, the type and amount of costs and income accrued, and the expected duration of the liquidation process.  The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein.  Entities should apply the requirements prospectively from the day that liquidation becomes imminent.  Early adoption is permitted.  The Company anticipates that the adoption of this guidance will not have an impact on its consolidated financial statements.

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

Earnings per share for the three and six months ended March 31, 2013 and 2012 have been computed as follows (Dollars in thousands, except per share data):

	Three months ended March 31,
	2013	2012
	(unaudited)

Net income applicable to common stock	$34	N/A

Average number of shares issued	661,250	N/A
Less: average unallocated ESOP shares	45,795	N/A
Average number of common shares outstanding used to calculate basic and diluted earnings per share	615,455	N/A

Basic earnings per share	$0.06	N/A
Diluted earnings per share	$0.06	N/A

	Six months ended March 31,
	2013	2012
	(unaudited)

Net income applicable to common stock	$68	N/A

Average number of shares issued	661,250	N/A
Less: average unallocated ESOP shares	45,950	N/A
Average number of common shares outstanding used to calculate basic and diluted earnings per share	615,300	N/A

Basic earnings per share	$0.11	N/A
Diluted earnings per share	$0.11	N/A

Because the Company’s initial public offering was not completed until November 19, 2012, EPS data is not applicable for the three and six months ended March 31, 2012.

NOTE 5 - INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

The amortized cost and estimated fair value of securities available-for-sale, with gross unrealized gains and losses, are as follows (in thousands):

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
March 31, 2013 (unaudited)
Corporate debt securities	$300	$—	$—	$300
U.S. agencies	800	3	—	803
Mortgage-backed securities	4,421	168	1	4,588
	$5,521	$171	$1	$5,691

September 30, 2012
Corporate debt securities	$300	$20	$—	$320
U.S. agencies	52	—	—	52
Mortgage-backed securities	4,827	245	—	5,072
	$5,179	$265	$—	$5,444

The amortized cost and estimated fair value of available-for-sale securities, segregated by contractual maturity at March 31, 2013 are presented below (in thousands):

	Amortized	Fair
(unaudited)	Cost Basis	Value
Due after one year through five years	$749	$752
Due after ten years	351	351
Mortgage-backed securities	4,421	4,588
	$5,521	$5,691

There were no sales of available-for-sale securities for the three and six months ended March 31, 2013 and 2012.

Information pertaining to securities with gross unrealized losses at March 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Loss	Value	Losses
March 31, 2013 (unaudited)
Mortgage-backed securities	$235	$1	$—	$—	$235	$1
Total temporarily impaired securities	$235	$1	$—	$—	$235	$1

The Company did not have any securities with gross unrealized losses at September 30, 2012.

Management conducts, at least on a quarterly basis, a review of our investment securities to determine if the value of any security has declined below its cost or amortized cost and whether such decline represents other-than-temporary impairment.  The investments in the Company’s investment portfolio that are temporarily impaired as of March 31, 2013 consist of one mortgage-backed security.  The unrealized loss at March 31, 2013 is attributable to changes in market interest rates since the Company acquired the securities.  As management has the ability and the intent to hold debt securities until recovery, the declines are deemed to be not other-than-temporary.

NOTE 6 - LOANS

Loans consist of the following:

	March 31,		September 30,
	2013		2012
	(unaudited)
	(Dollars in thousands)
Real estate loans:
Residential	$32,497	65.86%	$28,171	64.68%
Commercial	7,924	16.06	7,080	16.25
Construction	349	0.71	332	0.76
Multi-family	1,154	2.34	1,168	2.68
Total real estate	41,924	84.97	36,751	84.37

Commercial	1,802	3.65	1,550	3.56

Consumer loans:
Home equity	4,882	9.89	4,545	10.43
Other	736	1.49	712	1.64
Total consumer	5,618	11.38	5,257	12.07
		100.00%		100.00%
Total loans	49,344		43,558
Allowance for loan losses	(376)		(334)
Deferred loan costs, net	244		144
Net loans	$49,212		$43,368

The following table sets forth information regarding the allowance for loan losses by portfolio segment as of and for the six months ended March 31, 2013 (unaudited):

	Real Estate						Consumer
	1-4 Family	1-4 Family
	Owner	Non-Owner
(in thousands)	Occupied	Occupied	Multifamily	Commercial	Construction	Commercial	Home Equity	Other	Total

Allowance for loan losses:
Beginning balance	$135	$55	$12	$67	$3	$14	$33	$15	$334
Charge-offs	—	—	—	—	—	—	—	(3)	(3)
Recoveries	—	—	—	—	—	—	—	—	—
Provision (benefit)	20	6	—	8	—	2	(1)	10	45
Ending Balance	$155	$61	$12	$75	$3	$16	$32	$22	$376

Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	155	61	12	75	3	16	32	22	376
Total allowance for loan losses ending balance	$155	$61	$12	$75	$3	$16	$32	$22	$376

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	23,170	9,327	1,154	7,924	349	1,802	4,882	736	49,344
Total loans ending balance	$23,170	$9,327	$1,154	$7,924	$349	$1,802	$4,882	$736	$49,344

The following table sets forth information regarding the allowance for loan losses by portfolio segment as of and for the six months ended March 31, 2012 (unaudited):

	Real Estate						Consumer
	1-4 Family	1-4 Family
	Owner	Non-Owner
(in thousands)	Occupied	Occupied	Multifamily	Commercial	Construction	Commercial	Home Equity	Other	Total

Allowance for loan losses:
Beginning balance	$108	$53	$9	$66	$9	$19	$48	$4	$316
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Provision (benefit)	2	—	3	16	(4)	(2)	(6)	3	12
Ending Balance	$110	$53	$12	$82	$5	$17	$42	$7	$328

Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	110	53	12	82	5	17	42	7	328
Total allowance for loan losses ending balance	$110	$53	$12	$82	$5	$17	$42	$7	$328

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	19,657	8,081	1,181	6,222	492	863	4,521	626	41,643
Total loans ending balance	$19,657	$8,081	$1,181	$6,222	$492	$863	$4,521	$626	$41,643

The following table sets forth information regarding the allowance for loan losses by portfolio segment as of September 30, 2012.

	Real Estate						Consumer
	1-4 Family	1-4 Family
	Owner	Non-Owner
(in thousands)	Occupied	Occupied	Multifamily	Commercial	Construction	Commercial	Home Equity	Other	Total

Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	135	55	12	67	3	14	33	15	334
Total allowance for loan losses ending balance	$135	$55	$12	$67	$3	$14	$33	$15	$334

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	19,751	8,420	1,168	7,080	332	1,550	4,545	712	43,558
Total loans ending balance	$19,751	$8,420	$1,168	$7,080	$332	$1,550	$4,545	$712	$43,558

The following table sets forth information regarding nonaccrual loans and past-due loans as of March 31, 2013 (unaudited):

			90 Days				90 Days or
	30—59 Days	60—89 Days	or More	Total	Total	Total	More Past Due
(in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing	Nonaccrual

March 31, 2013:
Real estate:
Residential one-to- four family	$448	$—	$—	$448	$32,049	$32,497	$—	$—
Commercial	—	—	—	—	7,924	7,924	—	—
Construction	—	—	—	—	349	349	—	—
Multi-family	—	—	—	—	1,154	1,154	—	—
Commercial	—	—	—	—	1,802	1,802	—	—
Home Equity	—	250	—	250	4,632	4,882	—	—
Consumer	—	—	—	—	736	736	—	—
Total	$448	$250	$—	$698	$48,646	$49,344	$—	$—

The following table sets forth information regarding nonaccrual loans and past-due loans as of September 30, 2012:

			90 Days				90 Days or
	30—59 Days	60—89 Days	or More	Total	Total	Total	More Past Due
(in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing	Nonaccrual

September 30, 2012:
Real estate:
Residential one-to- four family	$299	$51	$—	$350	$27,821	$28,171	$—	$—
Commercial	—	—	—	—	7,080	7,080	—	—
Construction	—	—	—	—	332	332	—	—
Multi-family	—	—	—	—	1,168	1,168	—	—
Commercial	—	—	—	—	1,550	1,550	—	—
Home Equity	20		—	20	4,525	4,545	—	—
Consumer	1	—	3	4	708	712	—	3
Total	$320	$51	$3	$374	$43,184	$43,558	$—	$3

As of March 31, 2013 (unaudited) and September 30, 2012, the Company had no loans categorized as impaired.

There were no loans modified during the six months ended March 31, 2013 (unaudited) or during the year ended September 30, 2012 that met the definition of a troubled debt restructured loan as described in ASC 310-10-50.

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

Loans rated 8:  Loans in this category are considered uncollectible (“loss”) and are considered uncollectible and of such little value that their continuance as an asset is not warranted.

On an annual basis, or more often if needed, the Company formally reviews the ratings on all residential real estate and commercial real estate, construction and commercial loans.  For all consumer loans, the Company initially assesses credit quality based upon the borrower’s ability to service the debt and subsequently monitors these loans based upon the borrower’s payment activity.

The following table presents the Company’s loans by risk rating as of March 31, 2013 (unaudited):

	Real Estate					Consumer
(in thousands)	Residential	Multi Family	Commercial	Construction	Commercial	Home Equity	Other	Total
March 31, 2013:
Grade:
Pass	$31,791	$1,154	$7,149	$349	$1,613	$—	$—	$42,056
Special mention	251	—	519	—	189	39	—	998
Substandard	455	—	256	—	—	48	—	759
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Not formally rated	—	—	—	—	—	4,795	736	5,531
Total	$32,497	$1,154	$7,924	$349	$1,802	$4,882	$736	$49,344

The following table presents the Company’s loans by risk rating as of September 30, 2012:

	Real Estate					Consumer
(in thousands)	Residential	Multi Family	Commercial	Construction	Commercial	Home Equity	Other	Total
September 30, 2012:
Grade:
Pass	$27,456	$1,168	$6,821	$332	$1,360	$—	$—	$37,137
Special mention	256	—	—	—	190	42	—	488
Substandard	459	—	259	—	—	48	—	766
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Not formally rated	—	—	—	—	—	4,455	712	5,167
Total	$28,171	$1,168	$7,080	$332	$1,550	$4,545	$712	$43,558

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for March 31, 2013 (unaudited) and September 30, 2012.  The Company did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the six months ended March 31, 2013 (unaudited) and the year ended September 30, 2012.

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

Loans held-for-sale — Loans originated and held-for-sale are carried at the lower of aggregate cost or market value.  No fair value adjustments were recorded on loans held-for-sale during the six months ended March 31, 2013 and 2012 (unaudited).

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

The following summarizes assets measured at fair value on a recurring basis at March 31, 2013 (unaudited) and September 30, 2012:

(in thousands)	Total	Level 1	Level 2	Level 3
March 31, 2013
Securities available-for-sale:
U.S. agencies	$803	$—	$803	$—
Corporate debt securities	300	—	300	—
Mortgage-backed securities	4,588	—	4,588	—
	$5,691	$—	$5,691	$—

September 30, 2012:
U.S. agencies	$52	$—	$52	$—
Corporate debt securities	320	—	320	—
Mortgage-backed securities	5,072	—	5,072	—
	$5,444	$—	$5,444	$—

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows:

	March 31, 2013 (unaudited)
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Cash and cash equivalents	$3,774	3,774	$—	$—	$3,774
Interest-bearing time deposits with other banks	4,694	—	4,703	—	4,703
Available-for-sale securities	5,691	—	5,691	—	5,691
Federal Home Loan Bank stock	282	282	—	—	282
Loans held-for-sale	9,174	9,310	—	—	9,310
Loans, net	49,212	—	—	50,130	50,130
Accrued interest receivable	178	178	—	—	178
Mortgage servicing rights	230	—	305	—	305

Financial liabilities:
Deposits	64,883	—	65,158	—	65,158
Federal Home Loan Bank Advances	700	—	700	—	700

	September 30, 2012
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Cash and cash equivalents	$10,177	$10,177	$—	$—	$10,177
Interest-bearing time deposits with other banks	3,951	—	3,953	—	3,953
Available-for-sale securities	5,444	—	5,444	—	5,444
Federal Home Loan Bank stock	401	401	—	—	401
Loans held-for-sale	6,794	6,902	—	—	6,902
Loans, net	43,368	—	—	44,132	44,132
Accrued interest receivable	173	173	—	—	173
Mortgage servicing rights	103	—	105	—	105

Financial liabilities:
Deposits	68,297	—	68,556	—	68,556

The Company may be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with GAAP.  There were no Level 1, Level 2 or Level 3 nonrecurring fair value measurements for the periods ended March 31, 2013 (unaudited) and September 30, 2012.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  As of March 31, 2013 (unaudited) and September 30, 2012, the Bank met all capital adequacy requirements to which it was subject at such dates.

As of March 31, 2013 (unaudited), the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios are also presented in the table below.

						To Be Well
			Minimum			Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of March 31, 2013 (unaudited):
Total Capital (to Risk Weighted Assets)	$8,030	18.5%	$3,480	>	8.0%	$4,350	>	10.0
Tier 1 Capital (to Risk Weighted Assets)	7,655	17.6	1,740	>	4.0	2,610	>	6.0
Tier 1 Capital (to Average Assets)	7,655	10.0	3,063	>	4.0	3,829	>	5.0

As of September 30, 2012:
Total Capital (to Risk Weighted Assets)	$5,579	14.3%	3,125	>	8.0	$3,906	>	10.0
Tier 1 Capital (to Risk Weighted Assets)	5,246	13.4	1,562	>	4.0	2,343	>	6.0
Tier 1 Capital (to Average Assets)	5,246	7.4	2,849	>	4.0	3,562	>	5.0

NOTE 9 — OTHER COMPREHENSIVE (LOSS) INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities are reported as a separate component of the stockholders’ equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of other comprehensive (loss) income, included in stockholders’ equity are as follows during the three and six months ended March 31, 2013 and 2012 (unaudited):

	Three months ended March 31,
(In thousands)	2013	2012
Unrealized losses on securities:
Net unrealized holding (loss) gain on available-for-sale securities	$(25)	$7
Reclassification adjustment for realized (gains) losses in net income	—	—
	(25)	7
Income tax benefit (expense)	10	(3)
Other comprehensive (loss) income, net of tax	$(15)	$4

	Six months ended March 31,
	2013	2012
Unrealized losses on securities:
Net unrealized holding loss on available-for-sale securities	$(95)	$(66)
Reclassification adjustment for realized (gains) losses in net income	—
	(95)	(66)
Income tax benefit	37	27
Other comprehensive loss, net of tax	$(58)	$(39)

As of March 31, 2013 (unaudited) and September 30, 2012, accumulated other comprehensive income consists of net unrealized holding gains on available-for-sale securities, net of taxes.

NOTE 10 — EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”)

The Company adopted a tax-qualified employee stock ownership plan (“ESOP”) for the benefit of eligible employees.  Effective November 19, 2012, the Bank converted from a Massachusetts-chartered mutual co-operative bank to a Massachusetts-chartered stock co-operative bank and became the wholly-owned subsidiary of the Company.  The Company completed its initial public offering in connection with the conversion transaction by selling a total of 661,250 shares of common stock at a purchase price of $10.00 per share in a subscription offering, of which 27,700 shares were purchased by the Bank’s ESOP.  The ESOP acquired an additional 18,587 shares in the open market subsequent to the conversion.

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

At March 31, 2013 (unaudited), the remaining principal balance on the ESOP debt was $482,000 and the number of shares held by the ESOP was 45,795.

Total compensation expense recognized in connection with the ESOP was $19,000 and $24,000, respectively, for the three and six months ended March 31, 2013 (unaudited).

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

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: owner and non-owner occupied residential real estate, home equity, multi-family commercial real estate, construction, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses for the six months ended March 31, 2012.

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

Comparison of Financial Condition at March 31, 2013 and September 30, 2012

Total Assets. Total assets increased by $2.4 million, from $74.1 million at September 30, 2012 to $76.5 million at March 31, 2013, primarily due to an increase in loans held-for-sale of $2.4 million, an increase in loans, net of allowance of $5.8 million, and an increase in interest-bearing time deposits in other banks of $700,000. This increase was primarily offset by a decrease in cash and cash equivalents of $6.4 million.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $6.4 million, from $10.2 million at September 30, 2012 to $3.8 million at March 31, 2013, in order to fund new loan originations.

Interest-Bearing Time Deposits in Other Banks. These deposits increased by $700,000, from $4.0 million at September 30, 2012 to $4.7 million at March 31, 2013.  We maintain funds in these accounts in order to improve the yield earned on excess liquidity.

Securities. Our securities portfolio consists primarily of residential mortgage-backed securities issued by U.S. government agencies and government sponsored enterprises. Investments in available-for-sale securities increased by $300,000 from $5.4 million at September 30, 2012 to $5.7 million at March 31, 2013.  The increase is largely due to the purchase of new mortgage-backed securities and government agency securities in the amount of $1.3 million offset by repayments made on mortgage-backed securities in the amount of $1.0 million.

Loans, Net. Loans, net, increased by $5.8 million, from $43.4 million at September 30, 2012 to $49.2 million at March 31, 2013. This increase was primarily due to new loans originated, net of repayments.

Loans Held-for-Sale. Loans held-for-sale increased by $2.4 million, from $6.8 million at September 30, 2012 to $9.2 million at March 31, 2013, primarily due to demand created for fixed-rate residential mortgage loans due to a prevailing low interest rate environment.

Deposits. Our primary sources of funds are retail deposit accounts held primarily by individuals and businesses within our primary market area. Total deposits decreased by $3.4 million, from $68.3 million at September 30, 2012 to $64.9 million at March

31, 2013, primarily due to a $5.0 million decrease in noninterest-bearing accounts and a $1.6 million increase in interest-bearing deposits.

The following table sets forth the balances of our deposit products at the dates indicated.

	March 31,		September 30,
	2013		2012
(Dollars in thousands)	(unaudited)
Noninterest-bearing demand deposits	$9,671	14.90%	$14,713	21.54%
Interest bearing deposits:
Money market	9,657	14.89	8,599	12.59
Regular and other savings	9,654	14.88	8,561	12.54
Certificates of deposit	35,901	55.33	36,424	53.33
Total	$64,883	100.00%	$68,297	100.00%

Borrowings. We generally use borrowings from the Federal Home Loan Bank of Boston to supplement our supply of funds for loans and securities. No Federal Home Loan Bank of Boston borrowings were outstanding at September 30, 2012.  Outstanding Federal Home Loan Bank of Boston borrowings were $700,000 at March 31, 2013.

Comparison of Results of Operations for the Three and Six Months Ended March 31, 2013 and 2012

Net Income. Net income was $34,000 in both the three months ended March 31, 2013 and 2012.

Net income decreased by $77,000, from $145,000 in the six months ended March 31, 2012 to $68,000 in the six months ended March 31, 2013, primarily due to an increase in net interest and dividend income of $6,000, an increase in noninterest income of $240,000 and a decrease in income tax expense of $65,000, offset by an increase in provision for loan losses of $33,000 and an increase in total noninterest expense of $355,000.

Net Interest and Dividend Income. Net interest and dividend income increased by $57,000, from $474,000 in the three months ended March 31, 2012 to $531,000 in the three months ended March 31, 2013, primarily due to the increase in loans, net, offset by declining market interest rates. The average outstanding balance of loans, net increased by $10.8 million, from $44.4 million in the three months ended March 31, 2012 to $55.2 million in the three months ended March 31, 2013.  The yield on interest-earning assets decreased from 3.88% in the three months ended March 31, 2012 to 3.81% in the three months ended March 31, 2013, which offsets an increase in the average balance of interest-earning assets from $64.3 million to $69.9 million. The average rate paid on interest-bearing liabilities decreased from 1.13% in the three months ended March 31, 2012 to 0.96% in the three months ended March 31, 2013. The interest rate spread increased from 2.76% in the three months ended March 31, 2012 to 2.85% in the three months ended March 31, 2013.

Net interest and dividend income increased by $6,000, from $1.0 million in the six months ended March 31, 2012 to $1.0 million in the six months ended March 31, 2013 primarily due to the increase in loans, net, offset by declining market interest rates. The average outstanding balance of loans, net increased by $7.5 million, from $45.7 million in the six months ended March 31, 2012 to $53.2 million in the six months ended March 31, 2013.  The yield on interest-earning assets decreased from 4.44% in the six months ended March 31, 2012 to 3.72% in the six months ended March 31, 2013, which offsets an increase in the average balance of interest-earning assets from $63.1 million to $69.6 million. The average rate paid on interest-bearing liabilities decreased from 1.29% in the six months ended March 31, 2012 to 0.98% in the six months ended March 31, 2013. The interest rate spread decreased from 3.15% in the six months ended March 31, 2012 to 2.75% in the six months ended March 31, 2013.

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

	Three months ended March 31,
	2013			2012
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate

Interest-earning assets:
Securities (1)	$5,857	$39	2.66%	$6,844	$56	3.27%
Loans, net (2)	55,156	612	4.44%	44,443	563	5.07%
Other interest earning assets (3)	8,837	12	0.54%	13,018	6	0.18%
Total interest-earning assets	69,850	663	3.80%	64,305	625	3.89%

Non-interest earning assets	9,565			5,085
Total Assets	$79,415			$69,390

Interest-bearing liabilities:
Regular savings accounts	$9,417	$6	0.25%	$8,662	$5	0.23%
Money market accounts	9,160	12	0.52%	9,226	12	0.52%
Time deposits	36,324	114	1.26%	35,370	134	1.52%
Total interest-bearing deposits	54,901	132	0.96%	53,258	151	1.13%

Federal Home Loan Bank advances	241	—	—	—	—	—
Total interest-bearing liabilities	55,142	132	0.96%	53,258	151	1.13%

Demand deposits	10,672			10,804
Other liabilities	129			98
Equity	13,472			5,230
Total liabilites and equity	$79,415			$69,390

Net interest income		$531			$474

Interest rate spread			2.84%			2.76%
Net yield on earning assets			3.04%			2.95%

(1) Includes Federal Home Loan Bank stock, deposits with Co-operative Central Bank, and available-for-sale securities.

(2) Includes non-accrual loans and interest received on such loans, and loans held-for-sale.

(3) Includes short-term investments.

	Six months ended March 31,
	2013			2012
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate

Interest-earning assets:
Securities (1)	$5,938	$81	2.73%	$6,836	$143	4.18%
Loans, net (2)	53,217	1,174	4.41%	45,650	1,169	5.12%
Other interest earning assets (3)	10,464	27	0.52%	10,573	8	0.15%
Total interest-earning assets	69,619	1,282	3.68%	63,059	1,320	4.19%

Non-interest earning assets	8,780			4,930
Total Assets	$78,399			$67,989

Interest-bearing liabilities:
Regular savings accounts	$9,214	$12	0.26%	$8,766	$11	0.25%
Money market accounts	8,970	23	0.51%	8,828	25	0.57%
Time deposits	36,248	230	1.27%	34,852	273	1.57%
Total interest-bearing deposits	54,432	265	0.97%	52,446	309	1.18%

Federal Home Loan Bank advances	119	—	—	—	—	—
Total interest-bearing liabilities	54,551	265	0.97%	52,446	309	1.18%

Demand deposits	14,245			10,247
Other liabilities	122			112
Equity	9,481			5,184
Total liabilites and
equity	$78,399			$67,989

Net interest income		$1,017			$1,011

Interest rate spread			2.71%			3.01%
Net yield on earning assets			2.92%			3.21%

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

	Three Months Ended			Six Months Ended
	March 31, 2013			March 31, 2013
	Compared to			Compared to
	Three Months Ended			Six Months Ended
	March 31, 2012			March 31, 2012
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(in thousands)	Volume	Rate	Net	Volume	Rate	Net

Interest income:
Securities (1)	$(7)	$(10)	$(17)	$(17)	$(45)	$(62)
Loans, net (2)	101	(52)	49	30	(25)	5
Other interest-earning assets (3)	(1)	7	6	—	19	19
Total interest-earning assets	93	(55)	38	13	(51)	(38)

Interest expense:
Deposits	$6	$(25)	$(19)	$13	$(57)	$(44)
Federal Home Loan Bank advances			—			—
Total interest-bearing liabilities	6	(25)	(19)	13	(57)	(44)
Increase (decrease) in net interest income	$87	$(30)	$57	—	$6	$6

(1)   Includes Federal Home Loan Bank of Boston stock, deposits with the Cooperative Central Bank, and available-for-sale securities.

(2)   Includes non accruing loan balances and interest received on such loans, and loans held-for-sale.

(3)   Includes short-term investments.

Provision for Loan Losses. The provision for loan losses increased by $44,000, from a $3,000 benefit for the three months ended March 31, 2012 to $41,000 for the three months ended March 31, 2013.  The increase in the provision was largely due to the increase in loan balances in the three months ended March 31, 2013 compared to the prior period.

The provision for loan losses increased by $33,000, from $12,000 for the six months ended March 31, 2012 to $45,000 for the six months ended March 31, 2013.  The increase in the provision was largely due to the increase in loan balances in the six months ended March 31, 2013 compared to the prior period.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	For the		For the
	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Dollars in thousands)	2013	2012	2013	2012

Allowance beginning of period	$335	$330	$334	$316
Provision for loan losses	41	(2)	45	12
Charge-offs	—	—	(3)	—
Recoveries	—	—	—	—
Allowance at end of period	$376	$328	$376	$328

Allowance for loan losses as a percent of non-performing loans	N/A	16,400.00%	N/A	16,400.00%
Allowance for loan losses as a percent of total loans	0.76%	0.79%	0.76%	0.79%
Net (charge-offs) recoveries to average loans outstanding during the period	—%	—%	—%	—%

Noninterest Income. Noninterest income increased by $162,000, from $190,000 in the three months ended March 31, 2012 to $352,000 in the three months ended March 31, 2013, primarily due to an increase in gain on secondary market activities from

$105,000 to $264,000. The increase in gain on secondary market activities was primarily due to increased volume of loans sold in the secondary market.

Noninterest income increased by $240,000, from $467,000 in the six months ended March 31, 2012 to $707,000 in the six months ended March 31, 2013, primarily due to an increase in gain on secondary market activities from $299,000 to $524,000. The increase in gain on secondary market activities was primarily due to increased volume of loans sold in the secondary market.

Noninterest Expense. Noninterest expense increased by $183,000, from $612,000 in the three months ended March 31, 2012 to $795,000 in the three months ended March 31, 2013 primarily due to increases in salaries and employee benefits expense, occupancy and equipment expense, professional fees, data processing expense, and other expenses.  Salary and employee benefits expense increased $93,000 largely due to increased commissions paid to commissioned loan originators due to higher origination volume. Professional fees expenses increased by $48,000, primarily due to increases in audit expenses of $10,000, legal expenses of $14,000 and public reporting expenses of $24,000. Occupancy and equipment expenses increased $18,000, primarily due to increased real estate taxes and depreciation expense on bank building and investments in real estate, and plowing and sanding. Data processing expenses increased $14,000 due to a one-time charge for customer research and increased data processing volumes and enhancements.

Noninterest expense increased by $355,000, from $1.2 million in the six months ended March 31, 2012 to $1.6 million in the six months ended March 31, 2013 primarily due to increases in salaries and employee benefits expense, occupancy and equipment expense, professional fees, data processing expense, and other expenses. Salary and employee benefits expense increased $170,000 largely due to increased commissions paid to commissioned loan originators due to higher origination volume. Professional fees expenses increased $80,000, primarily due to temporary staffing expenses in the lending area of $21,000, a marketing study to assist the bank in the site selection of a new branch of $7,000, and increases in audit expenses of $19,000, legal expenses of $12,000, and public reporting expenses of $24,000.  Occupancy and equipment expenses increased $41,000, primarily due to increased real estate taxes and depreciation expense on bank building and investments in real estate and an increase in utilities expense. Data processing expenses increased $35,000 due to a one-time charge for customer research and increased data processing volumes and enhancements. Other expenses increased $40,000 due to additional loan origination fee expenses due to higher loan origination volume, and other loan customer expenses.

Income Tax Expense. Income tax expense decreased by $8,000, from $21,000 in the three months ended March 31, 2012 to $13,000 in the three months ended March 31, 2013, due to lower pre-tax income. The effective tax rate was 38.2% for the three months ended March 31, 2012 and 27.7% for the three months ended March 31, 2013.

Income tax expense decreased by $65,000, from $97,000 in the six months ended March 31, 2012 to $32,000 in the six months ended March 31, 2013, due to lower pre-tax income. The effective tax rate was 40.1% for the six months ended March 31, 2012 and 32.0% for the six months ended March 31, 2013.

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

The following table provides information with respect to our nonperforming assets, including troubled debt restructurings, at the dates indicated.

	March 31,	September 30,
(Dollars in thousands)	2013	2012
Nonaccrual loans:
Real estate loans:
Residential	$—	$—
Commercial	—	—
Total real estate	—	—
Consumer loans	—	3
Total	—	3
Accruing loans past due 90 days or more	—	—
Total nonaccrual loans and accruing loans past due 90 days	—	3
Other real estate owned	—	—
Total nonperforming assets	—	3
Troubled debt restructurings	—	—

Total nonperforming assets and troubled debt restructurings	$—	$3

Total nonperforming loans to total loans	N/A	0.01%
Total nonperforming loans to total assets	N/A	0.00%
Total nonperforming assets and troubled debt restructurings to total assets	N/A	0.00%

There was no other real estate owned at March 31, 2013 or September 30, 2012.

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

The Bank’s most liquid assets are cash and cash equivalents, interest-bearing deposits in other banks, and corporate bonds. The levels of these assets depend on the Bank’s operating, financing, lending and investing activities during any given period.  At March 31, 2013, cash and cash equivalents totaled $3.8 million.  Securities classified as available-for-sale, whose aggregate market value exceeded cost, provide additional sources of liquidity and had a market value of $5.7 million at March 31, 2013.  In addition, at March 31, 2013, the Bank had the ability to borrow a total of approximately $9.5 million from the Federal Home Loan Bank of Boston.  At March 31, 2013, the Bank had $700,000 in borrowings outstanding.  In addition, at March 31, 2013, the Bank had the ability to borrow $3.2 million from the Co-operative Central Bank, none of which was outstanding at that date.

In addition, the Bank had a $500,000 line of credit available to us from Bankers’ Bank Northeast. At March 31, 2013, the Bank had no borrowings outstanding under this credit facility.

At March 31, 2013, the Bank had $2.9 million in loan commitments outstanding, which consisted of commitments to originate loans, available lines of credit and unadvanced funds on construction loans. Certificates of deposit due within one year after March 31, 2013 totaled $24.9 million, or 70%.  If these maturing deposits are not renewed, the Bank will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than the Bank currently pays on the certificates of deposit. Management believes, however, based on past experience that a significant portion of our certificates of deposit will be renewed.  The Bank has the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock.  The Company’s primary source of income is dividends received from the Bank.  Under Massachusetts banking law, the amount of dividends that the Bank may declare and pay to the Company in any calendar year, without receipt of prior approval from the Commissioner of Banks of

Massachusetts, cannot exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock.  At March 31, 2013, the Company had liquid assets of $3.8 million.

Contractual Obligations. We had no contractual obligations outstanding as of March 31, 2013 and September 30, 2012.

Capital Management.  The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At March 31, 2013, the Bank exceeded all of its regulatory capital requirements to be considered “well capitalized” under regulatory guidelines.  See note 8 of the notes to consolidated financial statements.

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

Notional amounts of financial instrument liabilities with off-balance sheet credit risk are as follows (in thousands):

	March 31,	September 30,
	2013	2012
	(unaudited)
Commitments to originate loans	$100	$1,110
Unadvanced funds on lines of credit	2,313	2,451
Standby letters of credit	149	149
Unadvanced funds on construction loans	295	—
	$2,857	$3,710

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

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

There has been no material changes in the Company’s risk factors during the three and six months ended March 31, 2013. See the discussion and analysis of risk factors, in Item 1A entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012.

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

3.2                               Articles of Amendment to Articles of Incorporation of Meetinghouse Bancorp, Inc. (1)

3.3                               Bylaws of Meetinghouse Bancorp, Inc. (1)

31.1                        Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2                        Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0                        Section 1350 Certification

101.1*              The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balances Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

MEETINGHOUSE BANCORP, INC.

Dated:	May 15, 2013	By:	/s/ Anthony A. Paciulli
Anthony A. Paciulli
President and Chief Executive Officer

Dated:	May 15, 2013	By:	/s/ Wayne Gove
Wayne Gove
Senior Vice President and Chief Financial Officer