Form 10-Q
period 2013-06-30
Meetinghouse Bancorp, Inc.
filed 2013-08-14
CIK 1543367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The Registrant had 661,250 shares of common stock, par value $0.01 per share, outstanding as of June 30, 2013.

MEETINGHOUSE BANCORP, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

MEETINGHOUSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30,	September 30,
	2013	2012
	(Unaudited)
ASSETS
Cash and due from banks	$2,549	$5,110
Federal funds sold	179	322
Interest-bearing demand deposits with other banks	46	4,745
Cash and cash equivalents	2,774	10,177
Interest-bearing time deposits in other banks	4,891	3,951
Investments in available-for-sale securities (at fair value)	5,526	5,444
Federal Home Loan Bank stock, at cost	282	401
Loans held-for-sale	6,832	6,794
Loans, net of allowance for loan losses of $403 as of June 30, 2013 and $334 as of September 30, 2012	52,911	43,368
Premises and equipment	1,886	1,439
Investment in real estate	957	972
Cooperative Central Bank deposit	427	427
Accrued interest receivable	197	173
Other assets	440	938
Total assets	$77,123	$74,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$10,474	$14,713
Interest-bearing	54,328	53,584
Total deposits	64,802	68,297
Deferred income tax liability, net	127	197
Federal Home Loan Bank advances	1,500	—
Other liabilities	223	172
Total liabilities	66,652	68,666
Stockholders’ equity:
Preferred stock, 500,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value; 5,000,000 shares authorized; 661,250 shares issued and outstanding at June 30, 2013; none issued at September 30, 2012	7	—
Additional paid-in capital	5,645	—
Retained earnings	5,252	5,256
Unearned Compensation - ESOP (45,795 shares unallocated at June 30, 2013)	(482)	—
Accumulated other comprehensive income	49	162
Total stockholders’ equity	10,471	5,418
Total liabilities and stockholders’ equity	$77,123	$74,084

The accompanying notes are an integral part of these consolidated financial statements.

MEETINGHOUSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(Dollars in thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Interest and dividend income:
Interest and fees on loans	$627	$558	$1,802	$1,727
Interest and dividends on securities	34	51	114	194
Other interest	9	8	36	16
Total interest and dividend income	670	617	1,952	1,937
Interest expense:
Interest on deposits	131	145	396	454
Total interest expense	131	145	396	454
Net interest and dividend income	539	472	1,556	1,483
Provision for loan losses	27	8	72	20
Net interest and dividend income after provision for loan losses	512	464	1,484	1,463
Noninterest income:
Gain on secondary market activities	190	111	714	411
Customer service fees	75	73	225	224
Other income	11	9	44	26
Total noninterest income	276	193	983	661
Noninterest expense:
Salaries and employee benefits	428	380	1,297	1,079
Occupancy and equipment expense	117	59	275	176
Professional fees	143	49	315	142
Data processing	57	58	197	164
Deposit insurance expense	44	14	48	27
Advertising	12	12	48	33
Supplies	17	15	46	41
Other real estate owned expense	—	11	—	30
Other expense	91	65	262	196
Total noninterest expense	909	663	2,488	1,888
(Loss) Income before income tax (benefit)expense	(121)	(6)	(21)	236
Income tax (benefit) expense	(49)	(3)	(17)	94
Net (loss) income	$(72)	$(3)	$(4)	$142

Loss per share:
Basic	$(0.12)	N/A	$(0.01)	N/A
Diluted	$(0.12)	N/A	$(0.01)	N/A

Weighted average shares outstanding
Basic	615,455	N/A	615,363	N/A
Diluted	615,455	N/A	615,363	N/A

The accompanying notes are an integral part of these consolidated financial statements.

MEETINGHOUSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Dollars in thousands)

	Three months ended June 30,
	2013	2012
	(Unaudited)
Net loss	$(72)	$(3)
Other comprehensive (loss) income, net of tax:
Net change in unrealized holding gain on available-for-sale securities	(55)	3
Other comprehensive (loss) income, net of tax	(55)	3
Comprehensive (loss) income	$(127)	$—

	Nine months ended June 30,
	2013	2012
	(Unaudited)
Net (loss) income	$(4)	$142
Other comprehensive loss, net of tax:
Net change in unrealized holding gain on available-for-sale securities	(113)	(37)
Other comprehensive loss, net of tax	(113)	(37)
Comprehensive (loss) income	$(117)	$105

The accompanying notes are an integral part of these consolidated financial statements.

MEETINGHOUSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended June 30, 2013 and 2012

(Dollars in thousands)

(Unaudited)

						Accumulated
			Additional		Unearned	Other
	Common Stock		paid-in	Retained	compensation	Comprehensive
	Shares	Amount	capital	Earnings	- ESOP	Income	Total
Balance, September 30, 2011	—	$—	$—	$4,983	$—	$182	$5,165
Net income	—	—	—	142	—	—	142
Other comprehensive loss	—	—	—	—	—	(37)	(37)
Balance, June 30, 2012	—	$—	$—	$5,125	$—	$145	$5,270

Balance, September 30, 2012	—	$—	$—	$5,256	$—	$162	$5,418
Net loss	—	—	—	(4)	—	—	(4)
Other comprehensive loss	—	—	—	—	—	(113)	(113)
Issuance of common stock for initial public offering, net of offering costs of $961	661,250	7	5,645	—	—	—	5,652
Common stock acquired by ESOP (46,287 shares)	—	—	—	—	(487)	—	(487)
Common stock released by ESOP (492 shares)	—	—	—	—	5	—	5
Balance, June 30, 2013	661,250	$7	$5,645	$5,252	$(482)	$49	$10,471

The accompanying notes are an integral part of these consolidated financial statements.

MEETINGHOUSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Nine Months Ended June 30,
	2013	2012
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(4)	$142
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Amortization of securities, net	25	39
Provision for loan losses	72	20
Change in deferred loan costs, net	(164)	(66)
Loans originated for sale	(93,065)	(66,069)
Proceeds from sale of loans	93,741	63,971
Gain on sales of loans	(714)	(411)
Depreciation and amortization	95	59
(Increase) decrease in accrued interest receivable	(24)	6
Decrease (increase) in other assets	498	(488)
Deferred tax expense	—	76
Increase (decrease) in accrued expenses and other liabilities	56	(63)

Net cash provided by (used in) operating activities	516	(2,784)

Cash flows from investing activities:
Purchases of interest-bearing time deposits in other banks	(1,992)	(2,059)
Proceeds from maturities of interest-bearing time deposits in other banks	1,052	249
Purchases of available-for-sale securities	(2,181)	(1,770)
Proceeds from maturities of available-for-sale securities	1,891	1,248
Loan originations and principal collections, net	(9,451)	(1,929)
Redemption of Federal Home Loan Bank stock	119	126
Capital expenditures	(527)	(314)
Investment in real estate	—	(467)

Net cash used in investing activities	(11,089)	(4,916)

Cash flows from financing activities:
Net (decrease) increase in demand deposits, NOW and savings accounts	(2,493)	5,180
Net (decrease) increase in time deposits	(1,002)	1,872
Net change in short-term advances from Federal Home Loan Bank	1,500	—
Proceeds from common stock offering	6,613	—
Costs of common stock offering	(961)	—
Common stock acquired by ESOP	(487)	—

Net cash provided by financing activities	3,170	7,052

Net decrease in cash and cash equivalents	(7,403)	(648)
Cash and cash equivalents at beginning of period	10,177	8,513
Cash and cash equivalents at end of period	$2,774	$7,865

Supplemental disclosures:
Interest paid	$396	$454
Income taxes (received) paid	(13)	256

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

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions for Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management the information reflects all adjustments (consisting solely for normal recurring adjustments) that are necessary for a fair presentation.  The results shown for the interim period ended June 30, 2013 are not necessarily indicative of the results to be obtained for a full year.  These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2012 included in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”).

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

In July 2013, the FASB issued ASU 2013-10, “Derivatives and Hedging (Topic 815) — Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.”  The amendments in this ASU permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to Treasury Obligations of the U.S. government (UST) and the London Interbank Offered Rate (LIBOR).  The amendments also remove the restriction on using different benchmark rates for similar hedges.  The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate under Topic 815.  The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.  The adoption of this ASU is not expected to have a material impact on the Company’s results of operations or financial position.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes — Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.”  The amendments in this ASU provide guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  The amendments in this ASU are expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist.  The amendments apply to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The adoption of this guidance is not expected to have a material impact on the Company’s results of operations or financial position.

NOTE 4 — Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) excludes dilution and is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are included in the weighted-average number of common shares outstanding for both basic and diluted EPS calculations as they are committed to be released.

Earnings (loss) per share for the three and nine months ended June 30, 2013 and 2012 have been computed as follows (in thousands):

	Three months ended June 30,
	2013	2012
	(unaudited)

Net loss applicable to common stock	$(72)	N/A

Average number of shares issued	661,250	N/A
Less: average unallocated ESOP shares	45,795	N/A
Average number of common shares outstanding used to calculate basic and diluted earnings per share	615,455	N/A

Basic loss per share	$(0.12)	N/A
Diluted loss per share	$(0.12)	N/A

	Nine months ended June 30,
	2013	2012
	(unaudited)

Net loss applicable to common stock	$(4)	N/A

Average number of shares issued	661,250	N/A
Less: average unallocated ESOP shares	45,887	N/A
Average number of common shares outstanding used to calculate basic and diluted earnings per share	615,363	N/A

Basic loss per share	$(0.01)	N/A
Diluted loss per share	$(0.01)	N/A

Because the Company’s initial public offering was not completed until November 19, 2012, EPS data is not applicable for the three and nine months ended June 30, 2012.

NOTE 5 - INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

The amortized cost and estimated fair value of securities available-for-sale, with gross unrealized gains and losses, are as follows (in thousands):

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
June 30, 2013 (unaudited)
U.S. agencies	$800	$—	$9	$791
Mortgage-backed securities	4,645	120	30	4,735
	$5,445	$120	$39	$5,526

September 30, 2012
Corporate debt securities	$300	$20	$—	$320
U.S. agencies	52	—	—	52
Mortgage-backed securities	4,827	245	—	5,072
	$5,179	$265	$—	$5,444

The amortized cost and estimated fair value of available-for-sale securities, segregated by contractual maturity at June 30, 2013 are presented below (in thousands):

	Amortized	Fair
(unaudited)	Cost Basis	Value
Due after one year through five years	$749	$740
Due after ten years	51	51
Mortgage-backed securities	4,645	4,735
	$5,445	$5,526

There were no sales of available-for-sale securities for the three and nine months ended June 30, 2013 and 2012.

Information pertaining to securities with gross unrealized losses at June 30, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Loss	Value	Losses
June 30, 2013 (unaudited)
U.S. agencies	$800	$9	$—	$—	$800	$9
Mortgage-backed securities	2,205	30	—	—	2,205	30
Total temporarily impaired securities	$3,005	$39	$—	$—	$3,005	$39

The Company did not have any securities with gross unrealized losses at September 30, 2012.

Management conducts, at least on a quarterly basis, a review of our investment securities to determine if the value of any security has declined below its cost or amortized cost and whether such decline represents other-than-temporary impairment.  The investments in the Company’s investment portfolio that are temporarily impaired as of June 30, 2013 consist of two debt securities issued by U.S. Government federal agencies and seven mortgage-backed securities.  The unrealized loss at June 30, 2013 is attributable to changes in market interest rates since the Company acquired the securities.  As management has the ability and the intent to hold debt securities until recovery, the declines are deemed to be not other-than-temporary.

NOTE 6 - LOANS

Loans consist of the following:

	June 30,		September 30,
	2013		2012
	(unaudited)
	(Dollars in thousands)
Real estate loans:
Residential	$34,587	65.25%	$28,171	64.68%
Commercial	8,908	16.80	7,080	16.25
Construction	321	0.61	332	0.76
Multi-family	1,722	3.25	1,168	2.68
Total real estate	45,538	85.91	36,751	84.37

Commercial	1,762	3.32	1,550	3.56

Consumer loans:
Home equity	5,007	9.45	4,545	10.43
Other	699	1.32	712	1.64
Total consumer	5,706	10.77	5,257	12.07
		100.00%		100.00%
Total loans	53,006		43,558
Allowance for loan losses	(403)		(334)
Deferred loan costs, net	308		144
Net loans	$52,911		$43,368

The following table sets forth information regarding the allowance for loan losses by portfolio segment as of and for the nine months ended June 30, 2013 (unaudited):

	Real Estate						Consumer
	1-4 Family	1-4 Family
	Owner	Non-Owner
(in thousands)	Occupied	Occupied	Multifamily	Commercial	Construction	Commercial	Home Equity	Other	Total

Allowance for loan losses:
Beginning balance	$135	$55	$12	$67	$3	$14	$33	$15	$334
Charge-offs	—	—	—	—	—	—	—	(3)	(3)
Recoveries	—	—	—	—	—	—	—	—	—
Provision (benefit)	30	8	5	14	—	1	(2)	16	72
Ending Balance	$165	$63	$17	$81	$3	$15	$31	$28	$403

Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	165	63	17	81	3	15	31	28	403
Total allowance for loan losses ending balance	$165	$63	$17	$81	$3	$15	$31	$28	$403

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	24,888	9,699	1,722	8,908	321	1,762	5,007	699	53,006
Total loans ending balance	$24,888	$9,699	$1,722	$8,908	$321	$1,762	$5,007	$699	$53,006

The following table sets forth information regarding the allowance for loan losses by portfolio segment as of and for the nine months ended June 30, 2012 (unaudited):

	Real Estate						Consumer
	1-4 Family	1-4 Family
	Owner	Non-Owner
(in thousands)	Occupied	Occupied	Multifamily	Commercial	Construction	Commercial	Home Equity	Other	Total

Allowance for loan losses:
Beginning balance	$108	$53	$9	$66	$9	$19	$48	$4	$316
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Provision (benefit)	47	(2)	2	(4)	(3)	(6)	(19)	5	20
Ending Balance	$155	$51	$11	$62	$6	$13	$29	$9	$336

The following table sets forth information regarding the allowance for loan losses by portfolio segment as of September 30, 2012.

	Real Estate						Consumer
	1-4 Family	1-4 Family
	Owner	Non-Owner
(in thousands)	Occupied	Occupied	Multifamily	Commercial	Construction	Commercial	Home Equity	Other	Total

Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	135	55	12	67	3	14	33	15	334
Total allowance for loan losses ending balance	$135	$55	$12	$67	$3	$14	$33	$15	$334

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	19,751	8,420	1,168	7,080	332	1,550	4,545	712	43,558
Total loans ending balance	$19,751	$8,420	$1,168	$7,080	$332	$1,550	$4,545	$712	$43,558

The following table sets forth information regarding nonaccrual loans and past-due loans as of June 30, 2013 (unaudited):

			90 Days				90 Days or
	30–59 Days	60–89 Days	or More	Total	Total	Total	More Past Due
(in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing	Nonaccrual

June 30, 2013:
Real estate:
Residential one-to-four family	$705	$216	$—	$921	$33,666	$34,587	$—	$—
Commercial	—	—	—	—	8,908	8,908	—	—
Construction	—	—	—	—	321	321	—	—
Multi-family	—	—	—	—	1,722	1,722	—	—
Commercial	—	—	—	—	1,762	1,762	—	—
Home Equity	40	—	—	40	4,967	5,007	—	—
Consumer	1	—	—	1	698	699	—	—
Total	$746	$216	$—	$962	$52,044	$53,006	$—	$—

The following table sets forth information regarding nonaccrual loans and past-due loans as of September 30, 2012:

			90 Days				90 Days or
	30–59 Days	60–89 Days	or More	Total	Total	Total	More Past Due
(in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing	Nonaccrual

September 30, 2012:
Real estate:
Residential one-to-four family	$299	$51	$—	$350	$27,821	$28,171	$—	$—
Commercial	—	—	—	—	7,080	7,080	—	—
Construction	—	—	—	—	332	332	—	—
Multi-family	—	—	—	—	1,168	1,168	—	—
Commercial	—	—	—	—	1,550	1,550	—	—
Home Equity	20	—	—	20	4,525	4,545	—	—
Consumer	1	—	3	4	708	712	—	3
Total	$320	$51	$3	$374	$43,184	$43,558	$—	$3

As of June 30, 2013 (unaudited) and September 30, 2012, the Company had no loans categorized as impaired.

There were no loans modified during the nine months ended June 30, 2013 (unaudited) or during the year ended September 30, 2012 that met the definition of a troubled debt restructured loan as described in ASC 310-10-50.

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

Loans rated 8:  Loans in this category are considered “loss”. Loans in this category are considered uncollectible and of such little value that their continuance as an asset is not warranted.

On an annual basis, or more often if needed, the Company formally reviews the ratings on all residential real estate and commercial real estate, construction and commercial loans.  For all consumer loans, the Company initially assesses credit quality based upon the borrower’s ability to service the debt and subsequently monitors these loans based upon the borrower’s payment activity.

The following table presents the Company’s loans by risk rating as of June 30, 2013 (unaudited):

	Real Estate					Consumer
(in thousands)	Residential	Multi Family	Commercial	Construction	Commercial	Home Equity	Other	Total
June 30, 2013:
Grade:
Pass	$33,888	$1,722	$8,138	$321	$1,573	$—	$—	$45,642
Special mention	246	—	516	—	189	37	—	988
Substandard	453	—	254	—	—	23	—	730
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Not formally rated	—	—	—	—	—	4,947	699	5,646
Total	$34,587	$1,722	$8,908	$321	$1,762	$5,007	$699	$53,006

The following table presents the Company’s loans by risk rating as of September 30, 2012:

	Real Estate					Consumer
(in thousands)	Residential	Multi Family	Commercial	Construction	Commercial	Home Equity	Other	Total
September 30, 2012:
Grade:
Pass	$27,456	$1,168	$6,821	$332	$1,360	$—	$—	$37,137
Special mention	256	—	—	—	190	42	—	488
Substandard	459	—	259	—	—	48	—	766
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Not formally rated	—	—	—	—	—	4,455	712	5,167
Total	$28,171	$1,168	$7,080	$332	$1,550	$4,545	$712	$43,558

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for June 30, 2013 (unaudited) and September 30, 2012.  The Company did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the nine months ended June 30, 2013 (unaudited) and the year ended September 30, 2012.

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

Federal Home Loan Bank stock — The carrying amount of Federal Home Loan Bank (“FHLB”) of Boston stock approximates fair value based upon the redemption provisions of the FHLB of Boston.

Loans held-for-sale — Loans originated and held-for-sale are carried at the lower of aggregate cost or market value.  No fair value adjustments were recorded on loans held-for-sale during the nine months ended June 30, 2013 and 2012 (unaudited).

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

Federal Home Loan Bank advances: Fair values for Federal Home Loan Bank advances are estimated using a discounted cash flow technique that applies interest rates currently being offered on advances to a schedule of aggregated expected monthly maturities on Federal Home Loan Bank advances.

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

The following summarizes assets measured at fair value on a recurring basis at June 30, 2013 (unaudited) and September 30, 2012:

(in thousands)	Total	Level 1	Level 2	Level 3
June 30, 2013
Securities available-for-sale:
U.S. agencies	$791	$—	$791	$—
Mortgage-backed securities	4,735	—	4,735	—
	$5,526	$—	$5,526	$—

September 30, 2012:
U.S. agencies	$52	$—	$52	$—
Corporate debt securities	320	—	320	—
Mortgage-backed securities	5,072	—	5,072	—
	$5,444	$—	$5,444	$—

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows:

	June 30, 2013 (unaudited)
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Cash and cash equivalents	$2,774	$2,774	$—	$—	$2,774
Interest-bearing time deposits with other banks	4,891	—	4,896	—	4,896
Available-for-sale securities	5,526	—	5,526	—	5,526
Federal Home Loan Bank stock	282	282	—	—	282
Loans held-for-sale	6,832	6,944	—	—	6,944
Loans, net	52,911	—	—	52,596	52,596
Accrued interest receivable	197	197	—	—	197
Mortgage servicing rights	249	—	310	—	310

Financial liabilities:
Deposits	64,802	—	65,037	—	65,037
Federal Home Loan Bank advances	1,500	—	1,500	—	1,500

	September 30, 2012
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Cash and cash equivalents	$10,177	$10,177	$—	$—	$10,177
Interest-bearing time deposits with other banks	3,951	—	3,953	—	3,953
Available-for-sale securities	5,444	—	5,444	—	5,444
Federal Home Loan Bank stock	401	401	—	—	401
Loans held-for-sale	6,794	6,902	—	—	6,902
Loans, net	43,368	—	—	44,132	44,132
Accrued interest receivable	173	173	—	—	173
Mortgage servicing rights	103	—	105	—	105

Financial liabilities:
Deposits	68,297	—	68,556	—	68,556

The Company may be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with GAAP.  There were no Level 1, Level 2 or Level 3 nonrecurring fair value measurements for the periods ended June 30, 2013 (unaudited) and September 30, 2012.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  As of June 30, 2013 (unaudited) and September 30, 2012, the Bank met all capital adequacy requirements to which it was subject at such dates.

As of June 30, 2013 (unaudited), the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios are also presented in the table below.

					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2013 (unaudited):
Total Capital (to Risk Weighted Assets)	$8,011	17.8%	$3,593	> 8.0%	$4,492	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	7,609	16.9	1,797	> 4.0	2,695	>	6.0
Tier 1 Capital (to Average Assets)	7,609	10.0	3,041	> 4.0	3,801	>	5.0

As of September 30, 2012:
Total Capital (to Risk Weighted Assets)	$5,579	14.3%	3,125	> 8.0	$3,906	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	5,246	13.4	1,562	> 4.0	2,343	>	6.0
Tier 1 Capital (to Average Assets)	5,246	7.4	2,849	> 4.0	3,562	>	5.0

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

The components of other comprehensive loss, included in stockholders’ equity are as follows during the three and nine months ended June 30, 2013 and 2012 (unaudited):

	Three months ended June 30,
	2013	2012
Unrealized (losses) gains on securities:
Net unrealized holding (loss) gain on available-for-sale securities	$(89)	$3
Reclassification adjustment for realized (gains) losses in net income	—	—
	(89)	3
Income tax benefit	34	—
Other comprehensive (loss) income, net of tax	$(55)	$3

	Nine months ended June 30,
	2013	2012
Unrealized losses on securities:
Net unrealized holding loss on available-for-sale securities	$(184)	$(63)
Reclassification adjustment for realized (gains) losses in net income	—	—
	(184)	(63)
Income tax benefit	71	26
Other comprehensive loss, net of tax	$(113)	$(37)

As of June 30, 2013 and June 30, 2012 (unaudited), accumulated other comprehensive income consists of net unrealized holding gains on available-for-sale securities, net of taxes.

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

At June 30, 2013 (unaudited), the remaining principal balance on the ESOP debt was $482,000 and the number of shares held by the ESOP was 45,795.

Total compensation expense recognized in connection with the ESOP was $19,000 and $43,000, respectively, for the three and nine months ended June 30, 2013 (unaudited).

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

Allowance for Loan Losses.    The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: owner and non-owner occupied residential real estate, home equity, multi-family commercial real estate, construction, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses for the nine months ended June 30, 2013.

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

Comparison of Financial Condition at June 30, 2013 and September 30, 2012

Total Assets. Total assets increased by $3.0 million, from $74.1 million at September 30, 2012 to $77.1 million at June 30, 2013, primarily due to an increase in loans, net of allowance of $9.5 million and an increase in interest-bearing time deposits in other banks of $940,000. These increases were primarily offset by a decrease in cash and cash equivalents of $7.4 million.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $7.4 million, from $10.2 million at September 30, 2012 to $2.8 million at June 30, 2013, in order to fund new loan originations.

Interest-Bearing Time Deposits in Other Banks. These deposits increased by $940,000, from $4.0 million at September 30, 2012 to $4.9 million at June 30, 2013.  We maintain funds in these accounts in order to improve the yield earned on excess liquidity.

Securities. Our securities portfolio consists primarily of residential mortgage-backed securities issued by U.S. government agencies and government sponsored enterprises. Investments in available-for-sale securities increased by $82,000 from $5.4 million at

September 30, 2012 to $5.5 million at June 30, 2013.  The increase is largely due to the purchase of new mortgage-backed securities and government agency securities in the amount of $2.2 million offset by repayments made on mortgage-backed securities and a corporate bond in the amount of $1.9 million.

Loans, Net. Loans, net, increased by $9.5 million, from $43.4 million at September 30, 2012 to $52.9 million at June 30, 2013. This increase was primarily due to new loans originated, net of repayments.

Loans Held-for-Sale. Loans held-for-sale increased by $38,000, from $6.8 million at September 30, 2012 to $6.8 million at June 30, 2013, primarily due to continued demand created for fixed-rate residential mortgage loans due to a prevailing low interest rate environment.

Deposits. Our primary sources of funds are retail deposit accounts held primarily by individuals and businesses within our primary market area. Total deposits decreased by $3.5 million, from $68.3 million at September 30, 2012 to $64.8 million at June 30, 2013, primarily due to a $4.2 million decrease in noninterest-bearing accounts and a $744,000 increase in interest-bearing deposits.

The following table sets forth the balances of our deposit products at the dates indicated.

	June 30,		September 30,
(Dollars in thousands)	2013		2012
	(unaudited)
Noninterest-bearing demand deposits	$10,474	16.16%	$14,713	21.54%
Interest bearing deposits:
Money market	9,086	14.02	8,599	12.59
Regular and other savings	9,819	15.15	8,561	12.54
Certificates of deposit	35,423	54.67	36,424	53.33
Total	$64,802	100.00%	$68,297	100.00%

Borrowings. We generally use borrowings from the FHLB to supplement our supply of funds for loans and securities. No Federal Home Loan Bank of Boston borrowings were outstanding at September 30, 2012.  Outstanding FHLB borrowings were $1.5 million at June 30, 2013.

Comparison of Results of Operations for the Three and Nine Months Ended June 30, 2013 and 2012

Net (Loss) Income. Net loss increased by $69,000, from ($3,000) in the three months ended June 30, 2012 to ($72,000) in the three months ended June 30, 2013, primarily due to an increase in total noninterest expense of $246,000 and an increase in provision for loan loss of $19,000, offset by an increase in interest income of $53,000 and an increase in net interest and dividend income of $67,000.

Net income decreased by $146,000, from $142,000 in the nine months ended June 30, 2012 to a net loss of ($4,000) in the nine months ended June 30, 2013, primarily due to an increase in provision for loan losses of $52,000 and an increase in total noninterest expense of $600,000, offset by an increase in interest and dividend income of $15,000, an increase in noninterest income of $322,000 and a decrease in income tax expense of $111,000.

Net Interest and Dividend Income. Net interest and dividend income increased by $67,000, from $472,000 in the three months ended June 30, 2012 to $539,000 in the three months ended June 30, 2013, primarily due to the increase in loans, net, offset by declining market interest rates. The average outstanding balance of loans, net increased by $11.0 million, from $46.5 million in the three months ended June 30, 2012 to $57.5 million in the three months ended June 30, 2013.  The yield on interest-earning assets increased from 3.72% in the three months ended June 30, 2012 to 3.80% in the three months ended June 30, 2013, which offsets an increase in the average balance of interest-earning assets from $66.4 million to $70.4 million. The average rate paid on interest-bearing liabilities decreased from 1.07% in the three months ended June 30, 2012 to 0.96% in the three months ended June 30, 2013. The interest rate spread increased from 2.65% in the three months ended June 30, 2012 to 2.84% in the three months ended June 30, 2013.

Net interest and dividend income increased by $73,000, from $1.5 million in the nine months ended June 30, 2012 to $1.6 million in the nine months ended June 30, 2013 primarily due to the increase in loans, net, offset by declining market interest rates. The average outstanding balance of loans, net increased by $8.7 million, from $45.9 million in the nine months ended June 30, 2012 to $54.6 million in the nine months ended June 30, 2013.  The yield on interest-earning assets decreased from 4.03% in the nine months ended June 30, 2012 to 3.72% in the nine months ended June 30, 2013, which offsets an increase in the average balance of interest-

earning assets from $64.2 million to $69.9 million. The average rate paid on interest-bearing liabilities decreased from 1.14% in the nine months ended June 30, 2012 to 0.97% in the nine months ended June 30, 2013. The interest rate spread decreased from 2.89% in the nine months ended June 30, 2012 to 2.75% in the nine months ended June 30, 2013.

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

	Three months ended June 30,
	2013			2012
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate (4)	Balance	Paid	Rate (4)

Interest-earning assets:
Securities (1)	$6,558	$34	2.07%	$7,507	$51	2.72%
Loans, net (2)	57,471	627	4.36%	46,494	558	4.80%
Other interest-earning assets (3)	6,344	9	0.57%	12,369	8	0.26%
Total interest-earning assets	70,373	670	3.80%	66,370	617	3.72%

Non-interest earning assets	8,203			6,559
Total Assets	$78,576			$72,929

Interest-bearing liabilities:
Regular savings accounts	$9,709	$6	0.25%	$8,961	$6	0.27%
Money market accounts	9,117	12	0.53%	9,636	12	0.50%
Time deposits	35,495	113	1.27%	35,413	127	1.43%
Total interest-bearing deposits	54,321	131	0.96%	54,010	145	1.07%

Federal Home Loan Bank advances	502	—	—	—	—	—
Total interest-bearing liabilities	54,823	131	0.96%	54,010	145	1.07%

Demand deposits	10,163			13,633
Other liabilities	132			5
Equity	13,458			5,281
Total liabilites and equity	$78,576			$72,929

Net interest income		$539			$472

Interest rate spread			2.84%			2.65%
Net yield on earning assets			3.06%			2.84%

(1) Includes FHLB of Boston stock, deposits with Co-operative Central Bank, and available-for-sale securities.

(2) Includes non-accrual loans and interest received on such loans, and loans held-for-sale.

(3) Includes short-term investments.

(4) Yields and rates for the three month periods ended June 30, 2013 and 2012 are annualized.

	Nine months ended June 30,
	2013			2012
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate (4)	Balance	Paid	Rate (4)

Interest-earning assets:
Securities (1)	$6,145	$114	2.47%	$7,059	$194	3.66%
Loans, net (2)	54,635	1,802	4.40%	45,931	1,727	5.01%
Other interest-earning assets (3)	9,091	36	0.53%	11,170	16	0.19%
Total interest-earning assets	69,871	1,952	3.72%	64,160	1,937	4.03%

Non-interest earning assets	8,587			5,469
Total Assets	$78,458			$69,629

Interest-bearing liabilities:
Regular savings accounts	$9,379	$18	0.26%	$8,831	$17	0.26%
Money market accounts	9,019	34	0.50%	9,097	37	0.54%
Time deposits	35,997	344	1.27%	35,038	400	1.52%
Total interest-bearing deposits	54,395	396	0.97%	52,966	454	1.14%

Federal Home Loan Bank advances	247	—	0.00%	—	—	0.00%
Total interest-bearing liabilities	54,642	396	0.97%	52,966	454	1.14%

Demand deposits	12,884			11,371
Other liabilities	125			76
Equity	10,807			5,216
Total liabilites and equity	$78,458			$69,629

Net interest income		$1,556			$1,483

Interest rate spread			2.75%			2.89%
Net yield on earning assets			2.97%			3.08%

(1) Includes FHLB of Boston stock, deposits with Co-operative Central Bank, and available-for-sale securities.

(2) Includes non-accrual loans and interest received on such loans, and loans held-for-sale.

(3) Includes short-term investments.

(4) Yields and rates for the nine month periods ended June 30, 2013 and 2012 are annualized.

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

	Three Months Ended			Nine Months Ended
	June 30, 2013			June 30, 2013
	Compared to			Compared to
	Three Months Ended			Nine Months Ended
	June 30, 2012			June 30, 2012
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Securities (1)	$(6)	$(11)	$(17)	$(23)	$(57)	$(80)
Loans, net (2)	112	(43)	69	213	(138)	75
Other interest-earning assets (3)	(1)	2	1	(2)	22	20
Total interest-earning assets	105	(52)	53	188	(173)	15

Interest expense:
Deposits	2	(16)	(14)	15	(73)	(58)
Federal Home Loan Bank advances	—	—	—	—	—	—
Total interest-bearing liabilities	2	(16)	(14)	15	(73)	(58)
Increase (decrease) in net interest income	$103	$(36)	$67	$173	$(100)	$73

(1)   Includes FHLB of Boston stock, deposits with the Cooperative Central Bank, and available-for-sale securities.

(2)   Includes non-accruing loan balances and interest received on such loans, and loans held-for-sale.

(3)   Includes short-term investments.

Provision for Loan Losses. The provision for loan losses increased by $19,000, from $8,000 for the three months ended June 30, 2012 to $27,000 for the three months ended June 30, 2013.  The increase in the provision was largely due to the increase in loan balances in the three months ended June 30, 2013 compared to the prior period.

The provision for loan losses increased by $52,000, from $20,000 for the nine months ended June 30, 2012 to $72,000 for the nine months ended June 30, 2013.  The increase in the provision was largely due to the increase in loan balances in the nine months ended June 30, 2013 compared to the prior period.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	For the		For the
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Allowance beginning of period	$376	$328	$334	$316
Provision for loan losses	27	8	72	20
Charge-offs	—	—	(3)	—
Recoveries	—	—	—	—
Allowance at end of period	$403	$336	$403	$336

Allowance for loan losses as a percent of non-performing loans	N/A	137.14%	N/A	137.14%
Allowance for loan losses as a percent of total loans	0.76%	0.75%	0.76%	0.75%
Net (charge-offs) recoveries to average loans outstanding during the period	—%	—%	—%	—%

Noninterest Income. Noninterest income increased by $83,000, from $193,000 in the three months ended June 30, 2012 to $276,000 in the three months ended June 30, 2013, primarily due to an increase in gain on secondary market activities from $111,000 to $190,000. The increase in gain on secondary market activities was primarily due to increased volume of loans sold in the secondary market.

Noninterest income increased by $322,000, from $661,000 in the nine months ended June 30, 2012 to $983,000 in the nine months ended June 30, 2013, primarily due to an increase in gain on secondary market activities from $411,000 to $714,000. The increase in gain on secondary market activities was primarily due to increased volume of loans sold in the secondary market.

Noninterest Expense. Noninterest expense increased by $246,000, from $663,000 in the three months ended June 30, 2012 to $909,000 in the three months ended June 30, 2013 primarily due to increases in salaries and employee benefits expense, occupancy and equipment expense, professional fees, and other expenses.  Salary and employee benefits expense increased $48,000 largely due to increased commissions paid to commissioned loan originators due to higher origination volume. Professional fees expenses increased by $94,000, primarily due to increases in audit expenses of $11,000, legal expenses of $63,000 and public reporting expenses of $9,000. Occupancy and equipment expenses increased $58,000, primarily due to increased real estate taxes and depreciation expense on bank building and investments in real estate, and plowing and sanding. Deposit insurance expense increased $30,000 due to an adjustment of the monthly accrual and expenses related to the opening of the Roslindale branch of $18,000.

Noninterest expense increased by $600,000, from $1.9 million in the nine months ended June 30, 2012 to $2.5 million in the nine months ended June 30, 2013 primarily due to increases in salaries and employee benefits expense, occupancy and equipment expense, professional fees, data processing expense, and other expenses. Salary and employee benefits expense increased $218,000 largely due to increased commissions paid to commissioned loan originators due to higher origination volume. Professional fees expenses increased $173,000, primarily due to temporary staffing expenses in the lending area of $21,000, a marketing study to assist the bank in the site selection of a new branch of $7,000, and increases in audit expenses of $34,000, legal expenses of $74,000, and public reporting expenses of $26,000.  Occupancy and equipment expenses increased $99,000, primarily due to increased real estate taxes and depreciation expense on bank building and investments in real estate and an increase in utilities expense. Data processing expenses increased $33,000 due to a one-time charge for customer research and increased data processing volumes and enhancements. Other expenses increased $66,000 due to additional loan origination fee expenses due to higher loan origination volume, and other loan customer expenses.

.

Income Tax Expense. Income tax expense decreased by $46,000, from ($3,000) in the three months ended June 30, 2012 to ($49,000) in the three months ended June 30, 2013, due to higher pre-tax loss. The effective tax rate was 50.0% for the three months ended June 30, 2012 and 40.5% for the three months ended June 30, 2013.

Income tax expense decreased by $111,000, from $94,000 in the nine months ended June 30, 2012 to ($17,000) in the nine months ended June 30, 2013, due to lower pre-tax income. The effective tax rate was 39.8% for the nine months ended June 30, 2012 and 80.9% for the nine months ended June 30, 2013.

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

The following table provides information with respect to our nonperforming assets, including troubled debt restructurings, at the dates indicated.

	June 30,	September 30,
(Dollars in thousands)	2013	2012
	(unaudited)
Nonaccrual loans:
Real estate loans:
Residential	$—	$—
Commercial	—	—
Total real estate	—	—
Consumer loans	—	3
Total	—	3
Accruing loans past due 90 days or more	—	—
Total nonaccrual loans and accruing loans past due 90 days	—	3
Other real estate owned	—	—
Total nonperforming assets	—	3
Troubled debt restructurings	—	—

Total nonperforming assets and troubled debt restructurings	$—	$3

Total nonperforming loans to total loans	N/A	0.01%
Total nonperforming loans to total assets	N/A	0.00%
Total nonperforming assets and troubled debt restructurings to total assets	N/A	0.00%

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

The Bank’s most liquid assets are cash and cash equivalents, interest-bearing deposits in other banks, and corporate bonds. The levels of these assets depend on the Bank’s operating, financing, lending and investing activities during any given period.  At June 30, 2013, cash and cash equivalents totaled $2.8 million.  Securities classified as available-for-sale, whose aggregate market value exceeded cost, provide additional sources of liquidity and had a market value of $5.5 million at June 30, 2013.  In addition, at June 30, 2013, the Bank had the ability to borrow a total of approximately $9.5 million from the FHLB of Boston.  At June 30, 2013, the Bank had $1.5 million in borrowings outstanding.  In addition, at June 30, 2013, the Bank had the ability to borrow $3.2 million from the Co-operative Central Bank, none of which was outstanding at that date.

In addition, the Bank had a $500,000 line of credit available to us from Bankers’ Bank Northeast. At June 30, 2013, the Bank had no borrowings outstanding under this credit facility.

At June 30, 2013, the Bank had $5.6 million in loan commitments outstanding, which consisted of commitments to originate loans, available lines of credit and unadvanced funds on construction loans. Certificates of deposit due within one year after June 30, 2013 totaled $27.1 million, or 76% of total time deposits.  If these maturing deposits are not renewed, the Bank will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than the Bank currently pays on the certificates of deposit. Management believes, however, based on past experience that a significant portion of our certificates of deposit will be renewed.  The Bank has the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock.  The Company’s primary source of income is dividends received from the Bank.  Under Massachusetts banking law, the amount of dividends that the Bank may declare and pay to the Company in any calendar year, without receipt of prior approval from the Commissioner of Banks of Massachusetts, cannot exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock.  At June 30, 2013, the Company had liquid assets of $2.8 million.

Contractual Obligations. We had no contractual obligations outstanding as of June 30, 2013 and September 30, 2012.

Capital Management.  The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2013, the Bank exceeded all of its regulatory capital requirements to be considered “well capitalized” under regulatory guidelines.  See note 8 of the notes to consolidated financial statements.

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

Notional amounts of financial instrument liabilities with off-balance sheet credit risk are as follows (in thousands):

	June 30,	September 30,
	2013	2012
	(unaudited)
Commitments to originate loans	$2,702	$1,110
Unadvanced funds on lines of credit	2,462	2,451
Standby letters of credit	149	149
Unadvanced funds on construction loans	297	—
	$5,610	$3,710

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

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

There has been no material changes in the Company’s risk factors during the three and nine months ended June 30, 2013. See the discussion and analysis of risk factors, in Item 1A entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

On May 30, 2013, the Company opened its first branch office. The office is located at 4238 Washington Street, Roslindale, Massachusetts.

Item 6.  Exhibits

3.1	Articles of Incorporation of Meetinghouse Bancorp, Inc. (1)

3.2	Articles of Amendment to Articles of Incorporation of Meetinghouse Bancorp, Inc. (1)

3.3	Bylaws of Meetinghouse Bancorp, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

101.1*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balances Sheets, (ii) the Consolidated Statements of (Loss) Income, (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

MEETINGHOUSE BANCORP, INC.

Dated: August 14, 2013	By:	/s/ Anthony A. Paciulli
Anthony A. Paciulli
President and Chief Executive Officer

Dated: August 14, 2013	By:	/s/ Wayne Gove
Wayne Gove
Senior Vice President and Chief Financial Officer