Form 10-K
period 2013-09-30
Meetinghouse Bancorp, Inc.
filed 2013-12-30
CIK 1543367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended September 30, 2013

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number:  0-54779

MEETINGHOUSE BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	45-4640630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2250 Dorchester Avenue, Dorchester, Massachusetts	02124
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:  (617) 298-2250

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:	Common stock, par value $0.01 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

As of December 23, 2013, the registrant had 661,250 shares of its common stock outstanding.

i

Forward-Looking Statements

When used in this Annual Report on Form 10-K, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, competition and information provided by third-party vendors and the matters described herein under “Item 1A. Risk Factors” that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I

Item 1.   Business

General

Meetinghouse Bancorp, Inc.  Meetinghouse Bancorp, Inc. (“Meetinghouse Bancorp” or the “Company”) was incorporated in February 2012 to be the holding company for Meetinghouse Bank (“Meetinghouse Bank” or the “Bank”) following the Bank’s conversion from the mutual to stock form of ownership. On November 19, 2012, the conversion was completed and the Bank became the wholly-owned subsidiary of the Company. On that date, the Company also sold and issued 661,250 shares of its common stock at a price of $10.00 per share. The Company’s principal business activity is the ownership of the outstanding shares of common stock of the Bank.

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

The Bank’s and the Company’s executive offices are located 2250 Dorchester Avenue, Dorchester, Massachusetts 02124 and its telephone number is (617) 298-2250.

Our website address is www.meetinghousebank.com.  Information on our website should not be considered a part of this document.

Market Area

We conduct our operations from two offices located in the Boston communities of Dorchester and Roslindale. Our primary market area for lending and deposit activities is the community of Dorchester, Roslindale and the Town of Milton. Milton, located adjacent to and south of Dorchester, is an affluent suburb of Boston. The economy of our market area is a diverse cross section of employment sectors, with a mix of services, light manufacturing, small wholesale/retail trade, health care facilities and finance related employment. The greater Boston metropolitan area also has many life science and high technology companies employing personnel with specialized skills. These factors affect the demand for residential homes, residential construction, office buildings, shopping centers, and other commercial properties in our market area. Communities within our market area include many older residential commuter towns which function partially as business and service centers.

Competition

As a small community bank, we face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the financial institutions operating in our market area and from other financial service companies such as securities brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. Virtually all of the financial institutions with whom we compete are larger than we are and, therefore, have greater resources and are able to offer a broader range of products and services than we do.

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

Residential Mortgage Loans.  The largest segment of our loan portfolio is residential mortgage loans to enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner.  At September 30, 2013, residential mortgage loans were $38.6 million, or 66.6%, of our total loan portfolio, the majority of which are adjustable rate loans. Our residential mortgage loan portfolio also includes loans secured by non-owner occupied properties.  At September 30, 2013, $11.5 million, or 29.7% of our residential mortgage loan portfolio, consisted of residential mortgage loans secured by non-owner occupied properties. Residential mortgage loans secured by non-owner occupied properties have heightened risk characteristics compared to residential mortgage loans secured by owner occupied properties.

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

To a limited extent, we also originate first mortgage loans secured by multi-family properties. At September 30, 2013, multi-family real estate loans totaled $1.7 million, or 3.0% of our total loan portfolio, and consisted of five loans to five unaffiliated borrowers.

Commercial Real Estate Loans.  We offer adjustable-rate mortgage loans secured by a variety of commercial real estate, such as small office buildings and retail properties. At September 30, 2013, commercial real estate loans were $9.0 million, or 15.6%, of our total loan portfolio. We originate adjustable-rate commercial real estate loans for terms up to 10 years and payments based on an amortization schedule of 15 to 30 years. Interest rates and payments on our adjustable-rate loans adjust every five years and generally are adjusted to a rate equal to a specified percentage above the corresponding Prime Rate as published in the Wall Street Journal. Loans are secured by first mortgages and are generally originated with a maximum loan-to-value ratio of 80% of the property’s appraised value. Commercial real estate loans are also supported by personal guarantees.

At September 30, 2013, our largest commercial real estate loan had an outstanding balance of $785,400 and is secured by one commercial property. The loan was performing according to its original repayment terms at September 30, 2013.

Construction Loans.  At September 30, 2013, construction loans were $824,000, or 1.4%, of our total loan portfolio, and consisted of five loans. Our construction loans generally are fixed-rate interest-only loans that provide for the payment of interest only during the construction phase, and are typically for a term of 12 months. The interest rates on our construction loans generally give consideration to the Prime Rate as published in the Wall Street Journal and market conditions. At the end of the construction phase, the loan is generally paid in full. Construction loans generally can be made with a maximum loan to value ratio of 75% of the appraised market value estimated upon completion of the project.

We primarily originate speculative construction loans to contractors and builders to finance the construction and rehabilitation of residential dwellings. A construction loan is considered speculative if, when we originate the loan, the borrower does not have a contract in place for the sale of the underlying property. We primarily lend to experienced local builders and contractors with whom we have established relationships. Our construction loans are primarily secured by properties located within our primary market area. Most of our loans for the construction of residential properties are for residences in need of repair that have been purchased at a substantial discount.

At September 30, 2013, our largest construction loan had an outstanding balance of $278,000. The loan is secured by one residential property. This loan was performing according to its original repayment terms at September 30, 2013.

Commercial Business Loans.  We make commercial business loans primarily to small businesses located in our market area. At September 30, 2013, commercial business loans were $1.9 million, or 3.2%, of our total loan portfolio. Our commercial business loan portfolio consists primarily of loans that are secured by equipment or other business assets. Commercial business loans and lines of credit are made with variable rates of interest. Variable rates are based on the Prime Rate as published in The Wall Street Journal, plus a margin. Commercial business loans typically have shorter maturity terms and higher interest spreads than real estate loans, but generally involve more credit risk because of the type and nature of the collateral. In addition, commercial business loans are made to well-known customers.

At September 30, 2013, our largest commercial business loan was a $500,000 line of credit, of which $496,300 was outstanding. The loan, secured by furniture, fixtures, equipment, a liquor license and personal guarantees of the borrower, was performing according to its original terms at September 30, 2013.

Consumer Loans.  We offer consumer loans generally as an accommodation to our existing customers and do not emphasize this type of lending. Our consumer loans generally consist of home equity loans and lines of credit, automobile loans for both new and used vehicles, and secured and unsecured personal loans. The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan.

Home equity lines of credit have variable interest rates equal to a specified percentage above the Prime Rate as published in The Wall Street Journal and generally have maximum terms of 15 years. Borrowers are allowed to draw down from the line of credit for a period up to the first five years depending on the individual borrower, after which the then-outstanding loan balance is fully amortized over the remaining term. Home equity loans are generally fixed-rate loans that fully amortize over a maximum term of 15 years. Both home equity lines of credit and home equity loans are originated with a maximum loan to value of 80%, including any first mortgage balance. At September 30, 2013, the outstanding balance of home equity loans and lines of credit totaled $5.2 million, or 8.9%, of our total loan portfolio. Automobile loans and other consumer loans typically are originated for a term of up to five years and with fixed interest rates based on market conditions. At September 30, 2013, other consumer loans totaled $762,000, or 1.3% of total loans.

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

Non-Owner Occupied Residential Mortgage Loans.  Residential mortgage loans secured by non-owner occupied rental properties represent a unique credit risk to us and, as a result, we adhere to special underwriting guidelines. Of primary concern in non-owner occupied real estate lending is the consistency of rental income of the property. Payments on loans secured by rental properties often depend on the maintenance of the property and the payment of rent by its tenants.  As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. To monitor cash flows on rental properties, we require borrowers and loan guarantors, if any, to provide annual financial statements and we consider and review a rental income cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property. We generally require collateral on these loans to be a first mortgage along with an assignment of rents and leases.

Commercial Real Estate Loans.  Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk than residential mortgage loans. Of primary concern in commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. We apply what we believe to be conservative underwriting standards when originating commercial real estate loans and seek to limit our exposure to lending concentrations to well-known borrowers and our market area. To monitor cash flows on income properties, we require borrowers and loan guarantors, where applicable, to provide annual financial statements on commercial real estate loans. In reaching a decision on whether to make a commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history, profitability and the value of the underlying property. An environmental survey or environmental risk insurance is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

Construction Loans.  Construction financing is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, we may be confronted, at or before the maturity of the loan, with a project having a value which is insufficient to assure full repayment. As a result of the foregoing, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest. If we are forced to foreclose on a project before or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, speculative construction loans, which are loans made to home builders who, at the time of loan origination, have not yet secured an end buyer for the home under construction, typically carry higher risks than those associated with traditional construction loans. These increased risks arise because of the risk that there will be inadequate demand to ensure the sale of the property within an acceptable time. As a result, in addition to the risks associated with traditional construction loans, speculative construction loans carry the added risk that the builder will have to pay the property taxes and other carrying costs of the property until an end buyer is found. To monitor cash flows on speculative construction properties, we require borrowers and loan guarantors, if any, to provide annual financial statements and, in reaching a decision on whether to make a speculative construction loan, we consider and review a global cash flow analysis of the borrower and consider the borrower’s expertise, credit history and profitability. We also disburse funds on a percentage-of-completion basis following an inspection by a third party inspector.

Commercial Business Loans.  Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

Consumer Loans.  Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

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

For the years ended September 30, 2013 and 2012, we originated $109.8 million and $120.5 million of total loans, respectively, and sold $92.6 million and $105.0 million of loans, respectively, all of which were residential mortgage loans.

Loan Approval Procedures and Authority.  Our lending activities follow written, nondiscriminatory, underwriting standards and loan origination procedures established by our board of directors and management. Our board of directors has granted loan approval authority to certain loan officers up to $800,000. All individual lending authorities are applied based on the borrower’s existing and proposed total outstanding indebtedness. All loans in excess of individual loan officer authorities and all loans with exceptions to loan policy must be approved by the Security Committee of the Board of Directors.

Loans-to-One Borrower Limit and Loan Category Concentration.  The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by statute, to 20% of our capital, which is defined under Massachusetts law as the sum of our surplus account, undivided profits and capital stock. Loans secured by a first mortgage on residential property occupied by the borrower are excluded from this limit. At September 30, 2013, our regulatory limit on loans-to-one borrower was $1.5 million.  However, we maintain an internal loans-to-one borrower limit that is below the regulatory limit. At September 30, 2013, our internal limit was $1,000,000.  At September 30, 2013, our largest lending relationship consisted of three loans totaling $805,000 that are secured by two commercial properties and one residential property.  This loan relationship was performing in accordance with its original repayment terms at September 30, 2013.

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

At September 30, 2013, our investment portfolio consisted primarily of residential mortgage-backed securities issued by U.S. government agencies and government-sponsored enterprises and U.S. government and federal agency obligations.

Our investment objectives are to: (i) to provide and maintain liquidity within the guidelines of the Massachusetts banking laws and regulations, (ii) to fully employ the available funds of the Bank; (iii) to earn an average rate of return on invested funds competitive with comparable institutions; (iv) to manage interest rate risk; and (v) to limit risk. Our board of directors has the overall responsibility for the investment portfolio, including approval of our investment policy. Our Audit/Finance Committee, which is appointed by the Board of Directors, consists of three independent directors. The Audit/Finance Committee is responsible for the management of the investment securities portfolio. The Audit/Finance Committee reviews the status of the portfolio on a monthly basis and reports to the board of directors on a monthly basis.

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

Borrowings.  We may use advances from the Federal Home Loan Bank of Boston to supplement our supply of investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. We may also utilize securities sold under agreements to repurchase and overnight repurchase agreements to supplement our supply of investable funds and to meet deposit withdrawal requirements. We had borrowing capacity of approximately $11.5 million with the Federal Home Loan Bank of Boston as of September 30, 2013. At September 30, 2013, we had no outstanding borrowings from the Federal Home Loan Bank of Boston.

We are a member bank of The Co-operative Central Bank, from which we may borrow funds. Loan advances generally are made on an unsecured basis provided that the aggregate loan balance is less than 5% of our total deposits, our capital ratio exceeds 5%, we meet the required CAMELS rating, and our quarterly and year-to-date net income before extraordinary items is positive. At September 30, 2013, we had $3.3 million of borrowing capacity with the Co-operative Central Bank, none of which was outstanding.

In addition, we have a $500,000 line of credit available to us from Bankers’ Bank Northeast. At September 30, 2013, we had no borrowings outstanding under this credit facility.

Personnel

As of September 30, 2013, we had 25 full-time employees and 5 part-time employees, none of whom is represented by a collective bargaining unit.  We believe our relationship with our employees is good.

Subsidiaries

Meetinghouse Bank is the wholly-owned subsidiary of Meetinghouse Bancorp.  Meetinghouse Bank has two wholly-owned subsidiaries, Meetinghouse Securities Corporation and Richmond Street Realty Trust, Massachusetts-chartered corporations. Meetinghouse Securities Corporation was originally established in 2002 as a passive investment corporation to hold investment securities and take advantage of then-favorable state income tax provisions applicable to passive investment corporations. Changes in law have since eliminated this favorable income tax treatment. At September 30, 2013, Meetinghouse Securities Corporation had total assets of $5.3 million.  Richmond Street Realty was formed to manage the Bank’s investment in real estate.  At September 30, 2013, Richmond Street Realty Trust had total assets of $477,000.

Regulation and Supervision

General.  Meetinghouse Bank is a Massachusetts-chartered co-operative bank and is the wholly-owned subsidiary of Meetinghouse Bancorp, a Maryland corporation, which is a registered bank holding company. Meetinghouse Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation and by the Share Insurance Fund of the Co-Operative Central Bank for amounts in excess of the Federal Deposit Insurance Corporation insurance limits. Meetinghouse Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks, as its chartering agency, and by the Federal Deposit Insurance Corporation, its primary federal regulator and deposit insurer. Meetinghouse Bank is required to file reports with, and is periodically examined by, the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks concerning its activities and financial condition and must obtain regulatory approvals before entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. As a registered bank holding company, Meetinghouse Bancorp is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

The regulatory and supervisory structure establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors and, for purposes of the Federal Deposit Insurance Corporation, the deposit insurance fund, rather than for the protection of stockholders and creditors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies concerning the establishment of deposit insurance assessment fees, classification of assets and establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Massachusetts legislature, the Massachusetts Commissioner of Banks, the Federal Deposit Insurance Corporation, the Federal Reserve Board or Congress, could have a material adverse impact on the financial condition and results of operations of Meetinghouse Bancorp and Meetinghouse Bank. As is further described below, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), has significantly changed the current bank regulatory structure and may affect the lending, investment and general operating activities of depository institutions and their holding companies.

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

The Dodd-Frank Act requires the Federal Reserve Board to establish minimum consolidated capital requirements for bank holding companies that are as stringent as those required for insured depository institutions.  The components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. In addition, the proceeds of trust preferred securities are excluded from Tier 1 capital unless (i) such securities are issued by bank holding companies with assets of less than $500 million or (ii) such securities were issued before May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements, and take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with extensive powers to implement and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings associations, among other things, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings associations with more than $10 billion in assets. Banks and savings associations with $10 billion or less in assets will continue to be examined for compliance with federal consumer protection and fair lending laws by their applicable primary federal bank regulators. The Dodd-Frank Act also weakens the federal preemption available for national banks and federal savings associations and gives state attorneys general certain authority to enforce applicable federal consumer protection laws.

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

The Dodd-Frank Act also broadened the base for Federal Deposit Insurance Corporation insurance assessments. The Federal Deposit Insurance Corporation was required to promulgate rules revising its assessment system so that it is based on the average consolidated total assets less tangible equity capital of an insured institution instead of deposits. That rule took effect April 1, 2011. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008 and provided for noninterest-bearing transaction accounts with unlimited deposit insurance through December 31, 2012.

The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a nonbinding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate and solicit votes for their own candidates using a company’s proxy materials. The legislation also directed the Federal Reserve Board to promulgate rules prohibiting excessive incentive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

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

The Jumpstart Our Business Startups Act of 2012.  The Jumpstart Our Business Startups Act of 2012 contains provisions that, among other things, reduce certain disclosure and reporting requirements for a public company that qualifies as an “emerging growth company.” Meetinghouse Bancorp qualifies as an emerging growth company and will remain an emerging growth company for up to five years after the completion of the offering or until the earliest of (a) the last day of the first fiscal year in which its annual gross revenues exceed $1 billion, (b) the date that it become a “large accelerated filer” as defined in the rules and regulations under the Securities Exchange Act of 1934, as amended, which would occur if the market value of its common stock that is held by non-affiliates exceeds $700 million as of the last business day of its most recently completed second fiscal quarter, or (c) the date on which it will have issued more than $1 billion in non-convertible debt during the preceding three-year period.

The Jumpstart Our Business Startups Act of 2012 makes available to an emerging growth company exemptions from certain disclosure and reporting requirements and other requirements under the federal securities laws. Among these exemptions are (i) exemption from the requirement to provide an auditor’s attestation report on its system of internal controls over financial reporting, (ii) exemption from the requirement to provide all of the compensation disclosure (including a compensation discussion and analysis) that may be required of non-emerging growth companies under the Dodd-Frank Act, (iii) exemption from compliance with any requirement that may be adopted by the Public Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) exemption from the requirement to disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. The Jumpstart Our Business Startups Act of 2012 also permits an emerging growth company to delay adoption of new or revised accounting standards applicable to public companies until those standards apply to private companies. However, Meetinghouse Bancorp has elected to opt out of this extended transition period for complying with new or revised accounting standards, and this election is irrevocable.

Massachusetts Banking Laws and Supervision

General.  As a Massachusetts-chartered co-operative bank, Meetinghouse Bank is subject to supervision, regulation and examination by the Massachusetts Commissioner of Banks and to various Massachusetts statutes and regulations which govern, among other things, investment powers, lending and deposit-taking activities, borrowings, maintenance of surplus and reserve accounts, distribution of earnings and payment of dividends. In addition, Meetinghouse Bank is subject to Massachusetts consumer protection and civil rights laws and regulations. The approval of the Massachusetts Commissioner of Banks or the Massachusetts Board of Bank Incorporation is required for a Massachusetts-chartered bank to establish or close branches, merge with other financial institutions, issue stock and undertake certain other activities.

Massachusetts regulations generally allow Massachusetts banks, with appropriate regulatory approvals, to engage in activities permissible for federally chartered banks or banks chartered by another state. The Commissioner also has adopted procedures reducing regulatory burdens and expense and expediting branching by well-capitalized and well-managed banks.

Dividends.  A Massachusetts stock bank may declare cash dividends from net profits not more frequently than quarterly. Noncash dividends may be declared at any time. No dividends may be declared, credited or paid if the bank’s capital stock is impaired. The approval of the Massachusetts Commissioner of Banks is required if the total of all dividends declared in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years. Dividends from Meetinghouse Bancorp may depend, in part, upon receipt of dividends from Meetinghouse Bank. The payment of dividends from Meetinghouse Bank would be restricted by federal law if the payment of such dividends resulted in Meetinghouse Bank failing to meet regulatory capital requirements.

Loans to One Borrower Limitations.  Massachusetts banking law grants broad lending authority. However, with certain limited exceptions, total obligations to one borrower may not exceed 20% of the total of an institution’s capital stock (if any), surplus and undivided profits.

Loans to a Bank’s Insiders.  Massachusetts banking laws prohibit any executive officer or director of a bank from borrowing or guaranteeing extensions of credit by such bank except for any of the following loans or extensions of credit with the approval of a majority of the Board of Directors: (i) loans or extension of credit, secured or unsecured, to an officer of the bank in an amount not exceeding $100,000; (ii) loans or extensions of credit intended or secured for educational purposes to an officer of the bank in an amount not exceeding $200,000; (iii) loans or extensions of credit secured by a mortgage on residential real estate to be occupied in whole or in part by the officer to whom the loan or extension of credit is made, in an amount not exceeding $750,000; and (iv) loans or extensions of credit to a director of the bank who is not also an officer of the bank in an amount permissible under the bank’s loan to one borrower limit. No such loan or extension of credit may be granted with an interest rate or other terms that are preferential in comparison to loans granted to persons not affiliated with the bank.

Investment Activities.  In general, Massachusetts-chartered banks may invest in preferred and common stock of any corporation organized under the laws of the United States or any state provided such investments do not involve control of any corporation and do not, in the aggregate, exceed 4% of the bank’s deposits. Federal law imposes additional restrictions on Meetinghouse Bank’s investment activities. See “ —Federal Regulations—Business and Investment Activities.”

Regulatory Enforcement Authority.  Any Massachusetts bank that does not operate in accordance with the regulations, policies and directives of the Massachusetts Commissioner of Banks may be subject to sanctions for noncompliance, including revocation of its charter. The Massachusetts Commissioner of Banks may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted the bank’s business in an unsafe or unsound manner or contrary to the depositors’ interests or been negligent in the performance of their duties. Upon finding that a bank has engaged in an unfair or deceptive act or practice, the Massachusetts Commissioner of Banks may issue an order to cease and desist and impose a fine on the bank concerned. The Commissioner also has authority to take possession of a bank and appoint a liquidating agent under certain conditions such as an unsafe and unsound condition to transact business, the conduct of business in an unsafe or unauthorized manner or impaired capital. In addition, Massachusetts consumer protection and civil rights statutes applicable to Meetinghouse Bank permit private individual and class action law suits and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damages and attorneys’ fees in the case of certain violations of those statutes.

Insurance Fund.  All Massachusetts-chartered co-operative banks are required to be members of the Co-operative Central Bank, which maintains the Share Insurance Fund that insures cooperative bank deposits in excess of federal deposit insurance coverage. The Co-operative Central Bank is authorized to charge cooperative banks an annual assessment fee on deposit balances in excess of amounts insured by the Federal Deposit Insurance Corporation.

Protection of Personal Information.  Massachusetts has adopted regulatory requirements intended to protect personal information. The requirements, which became effective March 1, 2010, are similar to existing federal laws such as the Gramm-Leach-Bliley Act, discussed below under “ —Federal Regulations—Other Regulations,” that require organizations to establish written information security programs to prevent identity theft. The Massachusetts regulation also contains technology system requirements, especially for the encryption of personal information sent over wireless or public networks or stored on portable devices.

Massachusetts has other statutes or regulations that are similar to certain of the federal provisions discussed below.

Federal Regulations

Capital Requirements.  Under the Federal Deposit Insurance Corporation’s regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state nonmember banks”), such as Meetinghouse Bank, are required to comply with minimum leverage capital requirements. For an institution not anticipating or experiencing significant growth and deemed by the Federal Deposit Insurance Corporation to be, in general, a strong banking organization rated composite 1 under Uniform Financial Institutions Ranking System, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3.0%. For all other institutions, the minimum leverage capital ratio is not less than 4.0%. Tier 1 capital is the sum of common stockholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other specified items.

Federal Deposit Insurance Corporation regulations also require state nonmember banks to maintain certain ratios of regulatory capital to regulatory risk-weighted assets, or “risk-based capital ratios.” Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0.0% to 100.0%. State nonmember banks must maintain a minimum ratio of total capital to risk-weighted assets of at least 8.0%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock, subordinated debentures and certain other capital instruments, and a portion of the net unrealized gain on equity securities. The includable amount of Tier 2 capital cannot exceed the amount of the institution’s Tier 1 capital.

Standards for Safety and Soundness.  As required by statute, the federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings, compensation, fees and benefits and, more recently, safeguarding customer information. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Business and Investment Activities.  Under federal law, all state-chartered Federal Deposit Insurance Corporation-insured banks have been limited in their activities as principal and in their debt and equity investments to the type and the amount authorized for national banks, notwithstanding state law. Federal law permits exceptions to these limitations. For example, certain state-chartered cooperative banks may, with Federal Deposit Insurance Corporation approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the Nasdaq Global Market and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. The maximum permissible investment is the lesser of 100.0% of Tier 1 capital or the maximum amount permitted by Massachusetts law. Any such grandfathered authority may be terminated upon the Federal Deposit Insurance Corporation’s determination that such investments pose a safety and soundness risk or upon the occurrence of certain events such as the cooperative bank’s conversion to a different charter.

The Federal Deposit Insurance Corporation is also authorized to permit state banks to engage in state authorized activities or investments not permissible for national banks (other than nonsubsidiary equity investments) if they meet all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the Federal Deposit Insurance Corporation insurance fund. The Federal Deposit Insurance Corporation has adopted regulations governing the procedures for institutions seeking approval to engage in such activities or investments. The Gramm-Leach-Bliley Act of 1999 specified that a state bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary,” if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.

Prompt Corrective Regulatory Action.  Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

The Federal Deposit Insurance Corporation has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and generally a leverage ratio of 4.0% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or generally a leverage ratio of less than 4.0%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

“Undercapitalized” banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank’s compliance with such a plan must be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional measures, including, but not limited to, a required sale of sufficient voting stock to become adequately capitalized, a requirement to reduce total assets, cessation of taking deposits from correspondent banks, the dismissal of directors or officers and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

Transactions with Affiliates.  Transactions between a bank (and, generally, its subsidiaries) and its related parties or affiliates are limited by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the bank. Generally, Sections 23A and 23B of the Federal Reserve Act limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to 10% of such institution’s capital stock and surplus and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such institution’s capital stock and surplus. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar transactions. In addition, loans or other extensions of credit by the institution to the affiliate are required to be collateralized in accordance with specified requirements. The law also requires that affiliate transactions be on terms and conditions that are substantially the same, or at least as favorable to the institution, as those provided to nonaffiliates.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by a company to its executive officers and directors. The law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws, assuming such loans are also permitted under the law of the institution’s chartering state. Under such laws, a bank’s authority to extend credit to executive officers, directors and 10% stockholders (“insiders”), as well as entities such persons control, is restricted. The law limits both the individual and aggregate amount of loans that may be made to insiders based, in part, on the bank’s capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are further limited to loans of specific types and amounts.

Enforcement.  The Federal Deposit Insurance Corporation has extensive enforcement authority over insured state banks, including Meetinghouse Bank. That enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices. The Federal Deposit Insurance Corporation also has authority under federal law to appoint a conservator or receiver for an insured bank under certain circumstances. The Federal Deposit Insurance Corporation is required, with certain exceptions, to appoint a receiver or conservator for an insured state nonmember bank if that bank was “critically undercapitalized” on average during the calendar quarter beginning 270 days after the date on which the institution became “critically undercapitalized.”

Federal Insurance of Deposit Accounts.  Deposit accounts in Meetinghouse Bank are insured by the Federal Deposit Insurance Corporation’s Deposit Insurance Fund, generally up to a maximum of $250,000 per separately insured depositor, pursuant to changes made permanent by the Dodd-Frank Act. The Dodd-Frank Act also extended unlimited deposit insurance on noninterest-bearing transaction accounts through December 31, 2012. The Federal Deposit Insurance Corporation assesses insured depository institutions to maintain the Deposit Insurance Fund. No institution may pay a dividend if in default of its deposit insurance assessment.

Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to a risk category based on supervisory evaluations, regulatory capital levels and other factors. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by the Federal Deposit Insurance Corporation, with less risky institutions paying lower assessments.

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

In addition to Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, through the Federal Deposit Insurance Corporation, assessments for costs related to bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. During the twelve months ended September 30, 2013, Meetinghouse Bank paid $4,390 in fees related to the FICO.

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

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. We do not know of any practice, condition or violation that might lead to termination of Meetinghouse Bank’s deposit insurance.

Community Reinvestment Act.  Under the Community Reinvestment Act (“CRA”), a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA does require the Federal Deposit Insurance Corporation, in connection with its examination of a bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to establish or acquire branches and merge with other depository institutions. The CRA requires the Federal Deposit Insurance Corporation to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Meetinghouse Bank’s most recent Federal Deposit Insurance Corporation CRA rating was “Satisfactory.”

Massachusetts has its own statutory counterpart to the CRA which is also applicable to Meetinghouse Bank. The Massachusetts version is generally similar to the CRA but utilizes a five-tiered descriptive rating system. The Massachusetts Commissioner of Banks is required to consider a bank’s record of performance under the Massachusetts law in considering any application by the bank to establish a branch or other deposit-taking facility, relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. Meetinghouse Bank’s most recent rating under Massachusetts law was “Satisfactory.”

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

Federal Home Loan Bank System.  Meetinghouse Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Boston, Meetinghouse Bank is required to acquire and hold a specified amount of shares of capital stock in the Federal Home Loan Bank of Boston. As of September 30, 2013, Meetinghouse Bank was in compliance with this requirement.

The Federal Home Loan Bank of Boston suspended its dividend payment for the first quarter of 2009 and did not pay a dividend through 2010. The Federal Home Loan Bank paid dividends in 2012 and 2013 that are considerably less than those paid before 2009.

Other Regulations

Some interest and other charges collected or contracted by Meetinghouse Bank are subject to state usury laws and federal laws concerning interest rates and charges. Meetinghouse Bank’s operations also are subject to state and federal laws applicable to credit transactions, such as the:

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

•                                          Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; and

•                                          Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies; and

The operations of Meetinghouse Bank are also subject to the:

•                                          Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•                                          Electronic Funds Transfer Act and Regulation E promulgated thereunder, as well as Chapter 167B of the General Laws of Massachusetts, that govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•                                          Gramm-Leach-Bliley Act privacy statute which requires each depository institution to disclose its privacy policy, identify parties with whom certain nonpublic customer information is shared and provide customers with certain rights to “opt out” of disclosure to certain third parties; and

•                                          Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), which significantly expanded the responsibilities of financial institutions, in preventing the use of the United States financial system to fund terrorist activities. Among other things, the USA PATRIOT Act and the related regulations required banks operating in the United States to develop anti-money laundering compliance programs, due diligence policies and controls to facilitate the detection and reporting of money laundering.

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

A bank holding company that meets specified conditions, including that its depository institutions subsidiaries are “well capitalized” and “well managed,” can opt to become a “financial holding company.” A “financial holding company” may engage in a broader array of financial activities than permitted a typical bank holding company. Such activities can include insurance underwriting and investment banking. Meetinghouse Bancorp does not anticipate opting for “financial holding company” status at this time.

The Federal Reserve Board has established capital requirements generally similar to the capital requirements for state member banks described above, for bank holding companies. However, bank holding companies with total assets of less than $500 million, such as Meetinghouse Bancorp, are exempt from these capital requirements except where the company (i) engages in significant non-banking activities; (ii) conducts significant off-balance sheet activities or has a material amount of debt or equity securities outstanding registered with the Securities and Exchange Commission. The Federal Reserve Board has reserved the right to apply its requirements to bank holding companies of any size when required for supervisory purposes. The Dodd-Frank Act requires the Federal Reserve Board to issue consolidated regulatory capital requirements for holding companies that are at least as stringent as those applicable to the bank. However, the Dodd-Frank Act appears to allow the Federal Reserve Board to continue to exempt bank holding companies of less than $500 million in consolidated assets from the holding company capital requirements.

A bank holding company is generally required to give the Federal Reserve Board prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. The Federal Reserve Board has adopted an exception to that approval requirement for well-capitalized bank holding companies that meet certain other conditions.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve Board’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by using available resources to provide capital funds during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. The Dodd-Frank Act codified the source of strength policy and requires the promulgation of implementing regulations. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of Meetinghouse Bancorp to pay dividends or otherwise engage in capital distributions.

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

Federal Income Taxation

General.  We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have not been audited in the most recent five year period. For its 2013 fiscal year, Meetinghouse Bank’s maximum federal income tax rate was 34%.

Bad Debt Reserves.  For fiscal years beginning before June 30, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for non-qualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and required savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $1.1 million of our accumulated bad debt reserves would not be recaptured into taxable income unless Meetinghouse Bank makes a “nondividend distribution” to Meetinghouse Bancorp as described below.

Distributions.  If Meetinghouse Bank makes “nondividend distributions” to Meetinghouse Bancorp, the distributions will be considered to have been made from Meetinghouse Bank’s unrecaptured tax bad debt reserves, including the balance of its reserves as of December 31, 1987, to the extent of the “nondividend distributions,” and then from Meetinghouse Bank’s supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in Meetinghouse Bank’s taxable income. Nondividend distributions include distributions in excess of Meetinghouse

Bank’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of Meetinghouse Bank’s current or accumulated earnings and profits will not be so included in Meetinghouse Bank’s taxable income.

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

State Taxation

Financial institutions in Massachusetts file combined income tax returns with affiliated companies that are not security corporations. The Massachusetts excise tax rate for cooperative banks is currently 9.0% of federal taxable income, adjusted for certain items.  Taxable income includes gross income as defined under the Internal Revenue Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less deductions, but not the credits, allowable under the provisions of the Internal Revenue Code, except for those deductions relating to dividends received and income or franchise taxes imposed by a state or political subdivision. Carryforwards and carrybacks of net operating losses and capital losses are not allowed. Meetinghouse Bank’s state tax returns, as well as those of its subsidiaries, have not been audited in the most recent five year period.

A business corporation may elect special tax treatment as a “security corporation” under Massachusetts law provided that: (a) its activities are limited to buying, selling, dealing in or holding securities on its own behalf and not as a broker; and (b) it has applied for, and received, classification as a “security corporation” by the Commissioner of the Massachusetts Department of Revenue. A security corporation that is also a bank holding company under the Internal Revenue Code must pay a tax equal to 0.33% of its gross income. A security corporation that is not a bank holding company under the Internal Revenue Code must pay a tax equal to 1.32% of its gross income. Meetinghouse Bank’s wholly-owned subsidiary, Meetinghouse Securities Corporation, is a Massachusetts securities corporation.

Item 1A.  Risk Factors

We have derived a significant portion of our income from secondary mortgage market activities, which is a volatile source of income, and we may incur losses or charges with respect to these activities which would negatively affect our earnings.

We have derived a significant portion of our income from originating fixed-rate residential mortgage loans and selling them to investors in the secondary market. Gains on secondary market activities amounted to $873,000, or 752.6% of pre-tax loss, during the year ended September 30, 2013, $817,000, or 181.2% of pre-tax income, during the year ended September 30, 2012, and $525,000, or 107.1% of pre-tax income, during the year ended September 30, 2011. This is generally considered a volatile source of income because it depends largely on the level of loan volume which, in turn, depends largely on prevailing market interest rates. Generally, mortgage banking volume tends to increase during periods of low or declining market interest rates. The opposite tends to occur during periods of high or increasing market interest rates. In addition, although we sell loans into the secondary market without recourse, we are required to give customary representations and warranties about the loans to the buyers. If we breach those representations and warranties, the buyers may require us to repurchase the loans and we may incur a loss on the repurchase.

Customer service fees are a significant component of our noninterest income and one deposit account relationship accounts for a significant portion of those fees.

Customer services fees totaled $310,000, or 25.2% of noninterest income, for the year ended September 30, 2013, $311,000, or 26.9% of noninterest income, for the year ended September 30, 2012, and $294,000, or 34.0% of noninterest income, for the year ended September 30, 2011. One commercial deposit account relationship accounted for $227,000, or 73.2%, of total customer service fees for the year ended September 30, 2013, $226,000, or 72.7%, of total customer service fees for the year ended September 30, 2012, and $200,000, or 68.0%, of total customer service fees for the year ended September 30, 2011. Although we do not have a contractual arrangement with this deposit customer, our President and Chief Executive Officer has developed a close business relationship with the customer during his career in the banking industry. The loss of this deposit account relationship would have a material adverse effect on our earnings. Although the fees are continuing at this time, the company changed management in 2013 and the relationship has been reduced and will be reduced further in 2014.

Our non-owner occupied residential real estate loans may expose us to increased credit risk.

At September 30, 2013, $11.5 million, or 29.7% of our residential real estate loans, were secured by non-owner occupied properties. Loans secured by non-owner occupied properties generally expose us to greater risk of non-payment and loss than loans secured by owner occupied properties because their repayment depends primarily on the continuing ability of tenant(s) to pay rent to the property owner, who is our borrower, or, if the property is vacant, on the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lax property maintenance standards, which has an adverse effect on the value of the collateral properties.

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

Like all financial institutions, we maintain an allowance for loan losses at a level representing management’s best estimate of inherent losses in the portfolio based upon management’s evaluation of the portfolio’s collectibility as of the corresponding balance sheet date. At September 30, 2013, our allowance for loan losses was $435,000. However, our allowance for loan losses may be insufficient to cover actual loan losses, and future provisions for loan losses could have a material adverse affect on our operating results. In addition, our regulators, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to increase the allowance for loan losses by recognizing additional provisions for loan losses charged to income, or to charge off loans, which, net of any recoveries, would decrease the allowance for loan losses. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our operating results.

Opening a branch office may negatively affect our earnings.

Branching is a part of our strategic plan. In May 2013, we opened our first branch office. Numerous factors contribute to the successful operation of a branch office, including finding a suitable location and qualified personnel to staff the office and designing and implementing an effective marketing strategy. Opening and operating a new branch office will increase our operating expenses. It generally takes time for a new branch office to generate sufficient loan and deposit volume to offset the operating expenses of the branch office, the more significant of which, like salaries and occupancy expense, are considered fixed costs.

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

Like other financial institutions, we are subject to interest rate risk. Our primary source of income is net interest and dividend income, which is the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. Changes in the general level of interest rates can affect our net interest and dividend income by affecting the difference between the weighted-average yield earned on our interest-earning assets and the weighted-average rate paid on our interest-bearing liabilities, or interest rate spread, and the average life of our interest-earning assets and interest-bearing liabilities. Changes in interest rates also can affect: (1) the ability to originate loans; (2) the value of our interest-earning assets and our ability to realize gains from the sale of such assets; (3) the ability to obtain and retain deposits in competition with other available investment alternatives; and (4) the ability of our borrowers to repay adjustable or variable rate loans. Interest rates are highly sensitive to many factors, including government monetary policies, domestic and international economic and political conditions and other factors beyond our control. Although we believe that the estimated maturities of our interest-earning assets are currently well balanced in relation to the estimated maturities of our interest-bearing liabilities, our profitability could be adversely affected as a result of changes in interest rates.

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

As a member bank, Meetinghouse Bank is required to purchase capital stock in the Federal Home Loan Bank in an amount commensurate with the amount of Meetinghouse Bank’s advances and unused borrowing capacity. This stock, carried at cost, amounted to $282,000 at September 30, 2013. In response to unprecedented market conditions and potential future losses, the Federal Home Loan Bank announced in February 2009 an initiative to preserve capital by the adoption of a revised retained earnings target, declaration of a moratorium on excess stock repurchases and the suspension of cash dividend payments. If the Federal Home Loan Bank is unable to meet minimum regulatory capital requirements or is required to aid the remaining Federal Home Loan Banks, our holding of Federal Home Loan Bank stock may be determined to be other-than-temporarily impaired and may require a charge to earnings. In February 2011, the Federal Home Loan Bank of Boston re-instituted its dividend, but at a substantially lower rate (0.30% annual yield) than the pre-suspension rate (2.50% annual yield). The failure to recognize dividend income from our required investment in Federal Home Loan Bank stock, or to recognize dividend income at significantly below historical levels, will negatively affect our net interest and dividend income.

We operate in a highly regulated environment, which has increased our compliance costs, and we may be adversely affected by changes in laws and regulations.

We are subject to extensive government regulation, supervision and examination by the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks. Meetinghouse Bancorp also became subject to regulation and supervision by the Federal Reserve Board upon the consummation of the conversion and offering. Such regulation, supervision and examination govern the activities in which we may engage and are intended primarily for the protection of the deposit insurance fund and our depositors. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. In addition, the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has and will continue to change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years. While it is difficult to anticipate the overall impact of the Dodd-Frank Act on us and the financial services industry, we expect that at a minimum it will increase our operating costs. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations and earnings.

We are an “emerging growth company” within the meaning of the federal securities laws, and if we decide to take advantage of certain exemptions from various disclosure and reporting requirements available to emerging growth companies, it could have an adverse effect on the market for our common stock.

As an “emerging growth company” we are eligible to take advantage of certain exemptions from various disclosure and reporting requirements and other requirements that apply to other public companies that are not emerging growth companies. These exemptions include, but are not limited to, reduced disclosure about our executive compensation (including the omission of a compensation discussion and analysis), exemption from the requirement to hold a non-binding shareholder advisory vote on executive compensation and from the requirement to have our outside auditors attest to our internal control over financial reporting. We are also eligible to delay adoption of new or revised accounting standards applicable to public companies until those standards apply to private companies. However, we have elected to opt out of this extended transition period for complying with new or revised accounting standards, and this election is irrevocable. The disclosure and reporting exemptions will apply for a period of five years following the completion of our initial public offering or until we no longer qualify as an “emerging growth company,” whichever is earlier. If we take advantage of any of the disclosure and reporting exemptions available to an “emerging growth company,” our stockholders may not have access to certain information they may deem important and some investors may view our common stock less attractive, which may result in a less active trading market for our common stock and more volatility in our stock price.

Item 1B.     Unresolved Staff Comments

Not applicable.

Item 2.         Properties

At September 30, 2013, we conducted business through two offices located in the communities of Dorchester and Roslindale in Boston, Massachusetts. The Dorchester office (owned) has two ATMs and a drive-up window. The Roslindale office (leased) has one ATM.  At September 30, 2013, the total net book value of our land, buildings, furniture, fixtures and equipment was $1.9 million.

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

Item 4.         Mine Safety Disclosures

Not applicable.

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity and Related Stockholder Matters

Meetinghouse Bancorp’s common stock is quoted on the OTC Bulletin Board under the trading symbol “MTGB.”  At September 30, 2013, the Company had 200 record holders of its common stock. The table below shows the reported high and low sale price of the common stock, as reported on the OTC Bulletin Board, and dividends declared during the periods indicated in 2013. Quotations reflect inter-dealer prices without mark-up, mark-down or commissions, and may not represent actual transactions.

	High	Low	Dividends Declared Per Share
Year Ended September 30, 2013:
Fourth Quarter	$12.75	$11.99	—
Third Quarter	13.05	11.50	—
Second Quarter	12.75	11.20	—
First Quarter	12.75	11.00	—

The board of directors may declare and pay periodic special cash dividends in addition to, or in lieu of, regular cash dividends. In determining whether to declare or pay any dividends, whether regular or special, the board of directors will take into account our financial condition and results of operations, tax considerations, capital requirements, industry standards, and economic conditions. We will also consider the regulatory restrictions that affect the payment of dividends by Meetinghouse Bank to us, as discussed below.

Meetinghouse Bancorp is subject to Maryland law, which generally permits a corporation to pay dividends on its common stock unless, after giving effect to the dividend, the corporation would be unable to pay its debts as they become due in the usual course of its business or the total assets of the corporation would be less than its total liabilities.

Dividends from Meetinghouse Bancorp may depend, in part, upon receipt of dividends from Meetinghouse Bank because Meetinghouse Bancorp will have no source of income other than dividends from Meetinghouse Bank and earnings from investment of net proceeds from the offering retained by Meetinghouse Bancorp. Massachusetts banking law and Federal Deposit Insurance Corporation regulations limit distributions from Meetinghouse Bank to Meetinghouse Bancorp. In addition, Meetinghouse Bancorp is subject to the Federal Reserve Board’s policy that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by Meetinghouse Bancorp appears consistent with its capital needs, asset quality and overall financial condition.

Any payment of dividends by Meetinghouse Bank to us that would be deemed to be drawn out of Meetinghouse Bank’s bad debt reserves would require Meetinghouse Bank to pay federal income taxes at the then current income tax rate on the amount deemed distributed. Meetinghouse Bancorp does not contemplate any distribution by Meetinghouse Bank that would result in this type of tax liability.

Item 6.         Selected Financial Data

The summary consolidated financial information presented below is derived in part from and should be read in conjunction with the Company’s audited consolidated financial statements.  The information at September 30, 2013 and 2012 and for the years then ended is derived in part from and should be read in conjunction with the audited consolidated financial statements of the Company that begin on page F-1 of  this Annual Report on Form 10-K.

	At September 30,
(In thousands)	2013	2012	2011

Selected Financial Condition Data:
Total assets	$77,061	$74,084	$66,203
Cash and cash equivalents	4,713	10,177	8,513
Securities available-for-sale	5,309	5,444	6,111
Loans, net	57,939	43,368	42,375
Loans held-for-sale	749	6,794	4,426
Deposits	66,192	68,297	60,753
Stockholders’ equity	10,387	5,418	5,165

	At September 30,
(In thousands)	2013	2012	2011

Operating Data:
Interest and dividend income	$2,627	$2,566	$2,738
Interest expense	527	594	660
Net interest and dividend income	2,100	1,972	2,078
Provision (benefit) for loan losses	104	18	(11)
Net interest and dividend income after provision (benefit) for loan losses	1,996	1,954	2,089
Noninterest income	1,229	1,158	865
Noninterest expenses	3,341	2,661	2,464
(Loss) income before income taxes	(116)	451	490
Income tax (benefit) expense	(39)	178	197
Net (loss) income	$(77)	$273	$293

	At or For the Years Ended September 30,
	2013	2012	2011

Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	(0.10)%	0.39%	0.46%
Return on average equity	(0.67)	5.19	5.80
Interest rate spread (1)	2.79	2.89	3.33
Net interest margin (2)	3.00	3.08	3.53
Noninterest expense to average assets	4.25	3.80	3.85
Efficiency ratio (3)	100.36	85.02	83.72
Dividend pay-out ratio	N/A	N/A	N/A
Average equity to average assets	14.53	7.50	7.90

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans (4)	0.75%	0.76%	0.74%
Allowance for loan losses as a percent of non-performing loans	945.65	11,133.33	1,260.00
Net charge-offs (recoveries) to average outstanding loans during the period	0.01	—	—
Non-performing loans as a percent of total loans (4)	0.08	0.01	0.06
Non-performing loans as a percent of total assets	0.06	0.00	0.04

Capital Ratios:
Total capital to risk-weighted assets	17.93%	14.30%	13.20%
Tier 1 capital to risk-weighted assets	16.96	13.40	12.40
Tier 1 capital to total average assets	9.97	7.40	7.70

Other Data:
Number of full service offices	2	1	1

(1)         Represents the difference between the weighted-average yield on average interest-earning assets and the weighted-average cost of interest-bearing liabilities.

(2)         Represents net interest and dividend income as a percent of average interest-earning assets.

(3)         Represents noninterest expense divided by the sum of net interest and dividend income and noninterest income.

(4)         Loans are presented before the allowance for loan losses but include deferred loan origination costs, net. Excludes loans held-for-sale.

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Income.  Our primary source of income is net interest and dividend income. Net interest and dividend income is the difference between interest and dividend income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Other sources of income include gain on secondary market activities earnings from customer service fees (mostly from service charges on deposit accounts).

Provision for Loan Losses.  The allowance for loan losses is maintained at a level representing management’s best estimate of inherent losses in the loan portfolio, based upon management’s evaluation of the portfolio’s collectability. The allowance is established through the provision for loan losses, which is charged against income. Charge-offs, if any, are charged to the allowance. Subsequent recoveries, if any, are credited to the allowance. Allocation of the allowance may be made for specific loans or pools of loans, but the entire allowance is available for the entire loan portfolio.

Expenses.  The noninterest expenses we incur in operating our business consist of salaries and employee benefits, occupancy and equipment, data processing, federal deposit insurance and other general and administrative expenses. Following the offering, our noninterest expenses increased as a result of operating as a public company. These additional expenses consist primarily of legal and accounting fees, expenses of stockholder communications and meetings and stock exchange listing fees.

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

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: owner and non-owner occupied residential real estate, home equity, multi-family commercial real estate, construction, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during fiscal year 2013.

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

Commercial real estate:    Commercial real estate includes multi-family and certain non-owner occupied residential real estate. Loans in this segment are primarily income-producing properties throughout Massachusetts. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates which, in turn, will have an effect on the credit quality in this segment. Management periodically obtains rent rolls and continually monitors the cash flows of these loans.

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

The allocated component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis for commercial, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential real estate loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement.

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

Deferred Taxes.  Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. Management reviews deferred tax assets on a quarterly basis to identify any uncertainties pertaining to realization of such assets. In determining whether a valuation allowance is required against deferred tax assets, management assesses historical and forecasted operating results, including a review of eligible carryforward periods, tax planning opportunities and other relevant considerations. We believe the accounting estimate related to the valuation allowance is a critical estimate because the underlying assumptions can change from period to period. For example, tax law changes or variances in future projected operating performance could result in a change in the valuation allowance. Should actual factors and conditions differ materially from those used by management, the actual realization of net deferred tax assets could differ materially from the amounts recorded in the financial statements. If we were not able to realize all or part of our deferred tax assets in the future, an adjustment to the related valuation allowance would be charged to income tax expense in the period such determination was made and could have a negative impact on earnings. In addition, if actual factors and conditions differ materially from those used by management, we could incur penalties and interest imposed by taxing authorities.

Balance Sheet Analysis

Total Assets.  Total assets increased by $3.0 million, from $74.1 million at September 30, 2012 to $77.1 million at September 30, 2013, primarily due to a $14.6 million increase in loans, net, and a $426,000 increase in premises and equipment. These increases were primarily offset by a $5.5 million decrease in cash and cash equivalents, a $6.0 million decrease in loans held-for-sale and a $457,000 decrease in other assets.

Cash and Cash Equivalents.  Cash and cash equivalents decreased by $5.5 million, from $10.2 million at September 30, 2012 to $4.7 million at September 30, 2013, primarily due to a $1.9 million decrease in cash and due from deposits held at correspondent banks. Federal funds sold and interest-bearing demand deposit balances decreased by $3.6 million, from $5.1 million at September 30, 2012 to $1.5 million at September 30, 2013. We maintain funds in these accounts in order to improve the yield earned on excess liquidity.

Interest-Bearing Time Deposits in Other Banks.  These deposits increased by $196,000, from $3.9 million at September 30, 2012 to $4.1 million at September 30, 2013. We maintain funds in these accounts in order to improve the yield earned on excess liquidity.

Loans Held-for-Sale.  Loans held-for-sale decreased by $6.0 million, from $6.8 million at September 30, 2012 to $749,000 at September 30, 2013, due to normal pipeline variances, increase in loan rates and a decrease in refinancing activity.

Loans, Net.  Loans, net, increased by $14.6 million, from $43.4 million at September 30, 2012 to $57.9 million at September 30, 2013. The increase in loan rates created a demand for adjustable rate products placed in the loan portfolio.  Also, shorter term fixed rate loans were added to the loan portfolio in place of other investments.

The following table sets forth the composition of our loan portfolio at the dates indicated.

			At September 30,
	2013		2012		2011
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
Residential mortgage	$38,630	66.62%	$28,171	64.68%	$27,896	65.44%
Commercial real estate	9,023	15.56	7,080	16.25	6,555	15.38
Construction	824	1.42	332	0.76	908	2.13
Multi-family	1,712	2.95	1,168	2.68	931	2.18
Total real estate loans	50,189	86.55	36,751	84.37	36,290	85.13

Commercial loans	1,862	3.21	1,550	3.56	928	2.17

Consumer loans:
Home equity lines of credit	5,179	8.93	4,545	10.43	4,926	11.56
Other	762	1.31	712	1.64	486	1.14
Total consumer loans	5,941	10.24	5,257	12.07	5,412	12.70
Total loans	57,992	100.01%	43,558	100.00%	42,630	100.00%
Deferred loan origination fees, net	382		144		61
Allowance for loan losses	(435)		(334)		(315)
Net loans	$57,939		$43,368		$42,376

Loan Maturity.  The following tables set forth certain information at September 30, 2013 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments which significantly shorten the average lives of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The amounts shown below exclude net deferred loan costs.

	September 30, 2013
(In thousands)	Residential Mortgage Loans	Commercial Real Estate Loans	Construction Loans	Commercial Loans	Multi- Family Loans	Consumer Loans	Total Loans
Amounts due in:
One year or less	$11	$910	$502	$475	$—	$43	$1,941
More than one year to five years	653	840	—	931	311	447	3,182
More than five years to ten years	1,485	3,569	—	320	601	1,163	7,138
More than ten years	36,481	3,704	322	136	800	4,288	45,731
Total	$38,630	$9,023	$824	$1,862	$1,712	$5,941	$57,992

Fixed vs. Adjustable Rate Loans.  The following table sets forth the dollar amount of all scheduled maturities of loans at September 30, 2013 that are due after September 30, 2014 and have either fixed interest rates or adjustable interest rates. The amounts shown below exclude net deferred loan fees.

(In thousands)	Fixed Rates	Floating or Adjustable Rates	Total
Real estate loans:
Residential	$16,461	$22,158	$38,619
Commercial	3,132	4,981	8,113
Construction	—	322	322
Multi-family	572	1,140	1,712
Total real estate	20,165	28,601	48,766
Commercial loans	—	1,387	1,387
Consumer loans	3,112	2,786	5,898
Total	$23,277	$32,774	$56,051

Securities.  Our securities portfolio consists primarily of residential mortgage-backed securities issued by U.S. government agencies and government sponsored enterprises. Investments in available-for-sale securities decreased by $135,000, from $5.4 million at September 30, 2012 to $5.3 million at September 30, 2013, due to purchases of $2.5 million, offset by $2.4 million in maturities and $124,000 in unrealized losses.

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At September 30,
	2013		2012		2011
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value	Cost	Value
Securities available-for-sale:
Corporate debt securities	$—	$—	$300	$320	$300	$327
Mortgage-backed securities	4,445	4,519	4,827	5,072	5,510	5,784
U.S. Government and federal agency obligations	800	790	52	52	—	—
Total	$5,245	$5,309	$5,179	$5,444	$5,810	$6,111

At September 30, 2013, we had no investments in a single company or entity (other than the U.S. Government or an agency of the U.S. Government), including both debt and equity securities, that had an aggregate book value in excess of 10% of stockholders’ equity.

The following table sets forth the stated maturities and weighted average yields of investment securities at September 30, 2013. Certain mortgage-related securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Year to Ten Years		After Ten Years
(In thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Securities available-for-sale
Mortgage-backed securities	$1,366	2.30%	$2,310	2.20%	$737	2.10%	$107	2.36%
U.S. Government and federal agency obligations	51	1.47	738	0.83	—	—	—	—
Total	$1,417	2.27%	$3,048	1.87%	$737	2.10%	$107	2.36%

Deposits.  Our primary sources of funds are retail deposit accounts held primarily by individuals and businesses within our primary market area. Total deposits decreased by $2.1 million, from $68.3 million at September 30, 2012 to $66.2 million at September 30, 2013, primarily due to a decrease of $3.7 million in non-interest bearing deposits, as well as a $615,000 decrease in certificates of deposit, offset by a $1.2 million increase in money market accounts and $1.0 million in regular and other savings accounts.

The following table sets forth the balances of our deposit products at the dates indicated.

	September 30,
	2013		2012		2011
(Dollars in thousands)	Total	Percent	Total	Percent	Total	Percent
Noninterest bearing deposits	$11,015	16.64%	$14,713	21.54%	$10,020	16.49%
Money market	9,799	14.80	8,599	12.59	8,360	13.76
Regular and other savings	9,569	14.46	8,561	12.54	8,766	14.43
Certificates of deposit	35,809	54.10	36,424	53.33	33,607	55.32
Total	$66,192	100.00%	$68,297	100.00%	$60,753	100.00%

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity at September 30, 2013. Jumbo certificates of deposit require minimum deposits of $100,000.

Maturity Period at September 30, 2013	Jumbo Certificates of Deposit
(In thousands)
Three months or less	$7,001
Over three through six months	5,811
Over six through twelve months	5,773
Over twelve months	5,497
Total	$24,082

Borrowings.  Generally, we use borrowings from the Federal Home Loan Bank of Boston to supplement our supply of funds for loans and securities. We did not have any Federal Home Loan Bank of Boston borrowings outstanding at September 30, 2013, 2012 and 2011.

The following table sets forth selected information regarding our borrowed funds during the periods indicated.

	At or For the Year Ended September 30,
(Dollars in thousands)	2013	2012	2011
Maximum amount outstanding at any month-end during the period:
FHLB Advances	$1,500	$—	$1,760
Average balance outstanding during the period:
FHLB Advances	340	6	912
Weighted average interest rate during the period:
FHLB Advances	0.29%	0.28%	0.99%
Balance outstanding at end of period:
FHLB Advances	$—	$—	$—
Weighted Average interest rate at end of period:
FHLB Advances	—%	—%	—%

Comparison of Operating Results for the Years ended September 30, 2013 and 2012

Net Income.  Net income decreased by $350,000, from $273,000 in 2012 to a net loss of $77,000 in 2013 primarily due to a $680,000 increase in noninterest expense, and a $86,000 increase in provision for loan losses, offset by an increase of $128,000 in net interest and dividend income, a $71,000 increase in noninterest income, and an income tax benefit of $39,000 in 2013 as compared to income tax expense of $178,000 in 2012.

Net Interest and Dividend Income.  Net interest and dividend income increased by $128,000 to $2.1 million in 2013 due to a $61,000 increase in total interest and dividend income, and a $67,000 decrease in interest expense. The yield on interest-earning assets decreased from 4.01% in 2012 to 3.75% in 2013, which offset an increase in the average balance of interest-earning assets from $64.0 million to $70.0 million. The average rate paid on interest-bearing liabilities decreased from 1.12% in 2012 to 0.96% in 2013 which offset an increase in the average balance of interest-bearing liabilities from $53.1 million to $54.8 million. The interest rate spread decreased from 2.89% in 2012 to 2.79% in 2013.

Average Balances and Yields/Rates.  The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using daily balances. Loan fees are included in interest income on loans and are insignificant.

	For the Years Ended September 30,
	2013			2012			2011
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate

Interest-earning assets:
Securities (1)	$6,145	$142	2.31%	$7,034	$242	3.44%	$7,319	$277	3.78%
Loans, net (2)	55,772	2,441	4.38%	46,662	2,301	4.93%	45,435	2,451	5.39%
Other interest-earning assets (3)	8,109	44	0.54%	10,259	23	0.22%	6,145	10	0.16%
Total interest-earning assets	70,026	2,627	3.75%	63,955	2,566	4.01%	58,899	2,738	4.65%

Non-interest earning assets	8,647			6,123			5,128
Total Assets	$78,673			$70,078			$64,027

Interest-bearing liabilities:
Regular savings accounts	$9,473	$24	0.25%	$8,828	$22	0.25%	$8,389	$21	0.25%
Money market accounts	9,081	46	0.51%	9,034	48	0.53%	8,301	66	0.80%
Time deposits	35,859	457	1.27%	35,223	524	1.49%	32,317	564	1.75%
Total interest-bearing deposits	54,413	527	0.97%	53,085	594	1.12%	49,007	651	1.33%

Federal Home Loan Bank advances	340	—	0.00%	6	0	0.28%	912	9	0.99%
Total interest-bearing liabilities	54,753	527	0.96%	53,091	594	1.12%	49,919	660	1.32%

Demand deposits	12,351			11,669			8,674
Other liabilities	136			62			379
Equity	11,433			5,256			5,055
Total liabilites and equity	$78,673			$70,078			$64,027

Net interest income		$2,100			$1,972			$2,078

Interest rate spread			2.79%			2.89%			3.33%
Net yield on earning assets			3.00%			3.08%			3.53%

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

	Year Ended September 30,			Year Ended September 30,
	2013 Compared to			2012 Compared to
	September 30, 2012			September 30, 2011
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest and dividend income:
Securities (1)	$(28)	$(72)	$(100)	$(10)	$(25)	$(35)
Loans, net (2)	330	(190)	140	69	(219)	(150)
Other interest-earning assets (3)	(4)	25	21	8	5	13
Total interest-earning assets	298	(237)	61	67	(239)	(172)

Interest expense:
Deposits	19	(86)	(67)	70	(127)	(57)
Federal Home Loan Bank advances	—	—	—	(5)	(4)	(9)
Total interest-bearing liabilities	19	(86)	(67)	65	(131)	(66)
Increase (decrease) in net interest income	$279	$(151)	$128	$2	$(108)	$(106)

(1)          Includes Federal Home Loan Bank of Boston stock, deposits with the Cooperative Central Bank, and available-for-sale securities.

(2)          Includes non- accrual loans and interest received on such loans, and loans held-for-sale.

(3)          Includes short-term investments.

Provision  for Loan Losses.  The provision for loan losses increased by $86,000, from $18,000 in 2012 to $104,000 in 2013. The provision in 2013 reflects the effect of the increase in the loan portfolio on the calculation of the allowance for loan losses. Loans, net, increased from $43.4 million at September 30, 2012 to $57.9 million at September 30, 2013.

Noninterest Income.  Noninterest income increased by $71,000, from $1.2 million in 2012 to $1.2 million in 2013 primarily due to a $56,000 increase in gain on secondary market activities from $817,000 to $873,000. The increase in gain on secondary market activities was due to higher volume of loan sales.

Noninterest Expense.  Noninterest expense increased by $680,000, from $2.7 million in 2012 to $3.3 million in 2013. Salaries and employee benefits expense increased from $1.5 million to $1.7 million due to the hiring of additional employees and normal expense increases. Professional fees increased by $220,000, from $196,000 to $416,000 primarily due to increased consultant fees. Occupancy and equipment expense increased from $240,000 to $375,000 in 2013, primarily due to the opening of the Roslindale branch office. Advertising increased by $33,000, from $52,000 in 2012 to $85,000 in 2013 due to an increase in the promotion of bank services. Other expense increased by $76,000, from $269,000 in 2012 to $345,000 in 2013.

Income Tax Expense.  Income tax expense decreased by $217,000, from $178,000 in 2012 to an income tax benefit of $39,000 in 2013 due to the pre-tax loss in 2013. The effective tax rate was 39.5% in 2012 and (33.6)% in 2013.

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

When a borrower fails to make a required loan payment, management takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. Management makes initial contact with the borrower when the loan becomes 15 days past due. If payment is not then received by the 30th day of delinquency, additional letters and phone calls are generally made, and a plan of collection is pursued for each individual loan. A particular plan of collection may lead to foreclosure, the timing of which depends on the prospects for the borrower bringing the loan current, the financial strength and commitment of any guarantors, the type and value of the collateral securing the loan, the requirements of applicable law (including borrowers’ right-to-cure periods of up to 150 days under Massachusetts law), and other factors. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan is generally sold at foreclosure. We may consider loan workout arrangements with certain borrowers under certain circumstances, as well as the sale of the nonperforming loans.

Management informs the board of directors on a monthly basis of the amount of loans delinquent more than 30 days. Management also provides detailed reporting of loans greater than 90 days delinquent, all loans in foreclosure and all foreclosed and repossessed property that we own.

Analysis of Nonperforming and Classified Assets.  We consider repossessed assets and loans that are 90 days or more past due to be non-performing assets. Residential real estate loans are generally placed on nonaccrual status when they become 90 days past due or are in the process of foreclosure, at which time the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against interest revenue. All closed-end consumer loans 90 days or more past due and equity lines in the process of foreclosure are placed on nonaccrual status. Secured consumer loans are written down to realizable value and unsecured consumer loans are charged-off upon reaching 120 or 180 days past due depending on the type of loan. Commercial real estate loans and commercial business loans and leases which are 90 days or more past due are placed on nonaccrual status, unless secured by sufficient cash or other assets immediately convertible to cash. Typically, when a loan has been placed on nonaccrual status, previously accrued and uncollected interest is reversed against interest on loans. A loan can be returned to accrual status when collectability of principal is reasonably assured based on our determination that the event of delinquency was a one-time incident.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at fair market value at the date of foreclosure. Any holding costs and changes in fair value after acquisition of the property are reflected in income.

The following table provides information with respect to our nonperforming assets, including debt restructurings, at the dates indicated.

	At September 30,
(Dollars in thousands)	2013	2012	2011
Nonaccrual loans:
Real estate loans:
Residential	$46	$—	$—
Commercial	—	—	—
Total real estate	46	—	—
Consumer loans	—	3	25
Total	46	3	25
Accruing loans past due 90 days or more	—	—	—
Total nonaccrual loans and accruing loans past due 90 days	46	3	25
Other real estate owned	—	—	500
Total nonperforming assets	46	3	525
Troubled debt restructurings	—	—	—

Total nonperforming assets and troubled debt restructurings	$46	$3	$525

Total nonperforming loans to total loans (1)	0.08%	0.01%	0.06%
Total nonperforming loans to total assets	0.06%	0.00%	0.04%
Total nonperforming assets and troubled debt restructurings to total assets	0.06%	0.00%	0.79%

(1)   Loans are presented before allowance for loan losses, but include deferred loan costs/fees.

Interest income that would have been recorded for the year ended September 30, 2013, had nonaccrual loans been current according to their original terms, was immaterial. Interest income that would have been recorded for the year ended September 30, 2012 had nonaccrual loans been current according to their original terms was immaterial. No income related to nonaccrual loans was included in interest income for the years ended September 30, 2013 and 2012.

Federal regulations require us to review and classify assets on a regular basis. In addition, the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks have the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard” assets must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful” assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. When management classifies an asset as substandard or doubtful, a specific allowance for loan losses may be established. If management classifies an asset as loss, an amount equal to 100% of the portion of the asset classified loss is charged to the allowance for loan losses. The regulations also provide for a “special mention” category, described as assets that do not currently expose Meetinghouse Bank to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving Meetinghouse Bank’s close attention. Meetinghouse Bank also utilizes an eight grade internal loan rating system for commercial real estate, construction and commercial loans. See note 4 in the notes to the consolidated financial statements.

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At September 30,
(In thousands)	2013	2012	2011
Special mention assets	$979	$488	$2,728
Substandard assets	725	766	647
Doubtful assets	—	—	—
Loss assets	—	—	—
Total	$1,704	$1,254	$3,375

See note 4 in the notes to the consolidated financial statements for further information regarding our classified assets at September 30, 2013 and 2012.

Other than as disclosed in the above tables, there are no other loans where management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Delinquencies.  The following table provides information about delinquencies in our portfolio at the dates indicated.

	At September 30, 2013			At September 30, 2012			At September 30, 2011
			90 Days			90 Days			90 Days
	30—59 Days	60—89 Days	or More	30—59 Days	60—89 Days	or More	30—59 Days	60—89 Days	or More
(In thousands)	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

Real estate loans:
Residential	$457	$—	$46	$299	$51	$—	$267	$—	$—
Commercial	243	—	—	—	—	—	—	—	—
Total real estate	700	—	46	299	51	—	267	—	—
Consumer loans	39	39	—	21	—	3	308	—	25
Total	$739	$39	$46	$320	$51	$3	$575	$—	$25

Analysis and Determination of the Allowance for Loan Losses.  The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a regular basis and which are based upon our periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. When additional allowances are necessary, a provision for loan losses is charged to earnings.

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

Allowance on the Remainder of the Loan Portfolio.  The general component of the allowance for loan losses relates to loans that are not determined to be impaired. Management determines the appropriate loss factor for each group of loans with similar risk characteristics within the portfolio based on loss experience and qualitative and environmental factors for loans in each group. Loan categories will represent groups of loans with similar risk characteristics and may include types of loans categorized by product, large credit exposures, concentrations, loan grade, or any other characteristic that causes a loan’s risk profile to be similar to another. We consider qualitative or environmental factors that are likely to cause estimated credit losses associated with our existing portfolio to differ from historical loss experience including changes in lending policies and procedures; changes in the nature and volume of the loan portfolio; changes in experience, ability and depth of loan management; changes in the volume and severity of past due loans, nonaccrual loans and adversely graded or classified loans; changes in the quality of the loan review system; changes in the value of underlying collateral for collateral dependent loans; the existence of or changes in concentrations of credit; changes in economic or business conditions; and the effect of competition, legal and regulatory requirements on estimated credit losses. Our qualitative and environmental factors are reviewed on a quarterly basis and our historical loss experience is reviewed quarterly to ensure they reflect current conditions in our loan portfolio and the economy.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At September 30,
	2013			2012			2011
			% of			% of			% of
		% of	Loans in		% of	Loans in		% of	Loans in
		Allowance	Category		Allowance	Category		Allowance	Category
		to Total	to Total		to Total	to Total		to Total	to Total
(Dollars in thousands)	Amount	Allowance	Loans	Amount	Allowance	Loans	Amount	Allowance	Loans

Real estate loans:
Residential	$253	58.16%	66.62%	$190	56.89%	64.68%	$161	51.11%	65.44%
Commercial	81	18.62	15.56	67	20.06	16.25	65	20.63	15.38
Construction	8	1.84	1.42	3	0.90	0.76	9	2.86	2.13
Multi-family	17	3.91	2.95	12	3.59	2.68	9	2.86	2.18
Total real estate	359	82.53	86.55	272	81.44	84.37	244	77.46	85.13
Commercial loans	16	3.68	3.21	14	4.19	3.56	19	6.03	2.17
Consumer loans	60	13.79	10.24	48	14.37	12.07	52	16.51	12.70
Total allowance for loan losses	$435	100.00%	100.00%	$334	100.00%	100.00%	$315	100.00%	100.00%

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

Analysis of Loan Loss Experience.  The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	At or For the Years Ended
	September 30,
(Dollars in thousands)	2013	2012	2011
Allowance at beginning of period	$334	$316	$327
Provision (benefit) for loan losses	104	18	(11)
Charge-offs	(3)	—	—
Recoveries	—	—	—
Allowance at end of period	$435	$334	$316

Allowance for loan losses as a percent of non- performing loans	945.65%	11,133.33%	1,260.00%
Allowance for loan losses as a percent of total loans	0.75	0.76	0.74
Net (charge-offs) recoveries to average loans outstanding during the period	0.01	—	—

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

Our goal is to manage asset and liability positions to moderate the effects of interest rate fluctuations on net interest income and net income.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using net interest income simulations. The simulations use projected repricing of assets and liabilities at September 30, 2013 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on the simulations. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and would increase if prepayments accelerated. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for Meetinghouse Bank at September 30, 2013.

	Net Interest Income
Basis Point (“bp”) Change in Rates	Amount	Change	% Change
	(Dollars in thousands)

400 (Gradual)	$2,160	$(62)	(2.87)%
300	2,028	(194)	(9.57)
0	2,222	—	0.00
(100)	2,204	(18)	(0.82)

The following table reflects changes in the present value of equity for Meetinghouse Bank at September 30, 2013.

	Present Value of Equity
Basis Point (“bp”) Change in Rates	Amount	Change	% Change
	(Dollars in thousands)

300	$6,811	$(1,715)	(25.18)%
0	8,526	—	0.00
(100)	9,373	847	9.04

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

Our most liquid assets are cash and cash equivalents, interest-bearing deposits in other banks, and corporate bonds. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2013, cash and cash equivalents totaled $4.7 million. Securities classified as available-for-sale, whose aggregate market value exceeded cost, provide additional sources of liquidity and had a market value of $5.3 million at September 30, 2013. In addition, at September 30, 2013, we had the ability to borrow a total of approximately $11.5 million from the Federal Home Loan Bank of Boston. At September 30, 2013, we had no borrowings outstanding. In addition, at September 30, 2013, we had the ability to borrow $3.3 million from the Co-operative Central Bank, none of which was outstanding at that date.

In addition, we have a $500,000 line of credit available to us from Bankers’ Bank Northeast. At September 30, 2013, we had no borrowings outstanding under this credit facility.

At September 30, 2013, we had $5.1 million in loan commitments outstanding, which consisted of commitments to originate loans, available lines of credit and a standby letter of credit. Certificates of deposit due within one year after September 30, 2013 totaled $28.1 million, or 78.5% of certificates of deposit. If these maturing deposits are not renewed, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit. Management believes, however, based on past experience that a significant portion of our certificates of deposit will be renewed. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As of September 30, 2013, we had a lease agreement for our Roslindale branch which was entered into on December 20, 2012 for a term of five years beginning February 1, 2013 and ending January 31, 2018.  We had no contractual obligations outstanding as of September 30, 2012.

Financing and Investing Activities

The following table presents our primary investing and financing activities during the periods indicated.

	Years Ended
	September 30,
(In thousands)	2013	2012
Investing activities:
Loan originations (principal payments), net	$(14,437)	$928
Proceeds from calls, maturities and principal repayments of securities available for sale	$2,438	2,347
Purchases of securities available for sale	$2,549	1,770
Financing activities:
(Decrease) increase in deposits	(2,105)	7,544
Proceeds from common stock offering	6,613	—
Costs of common stock offering	(961)	—
Common stock acquired by ESOP	(487)	—

Capital Management.  We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2013, we exceeded all of our regulatory capital requirements to be considered “well capitalized” under regulatory guidelines. See note 16 of the notes to consolidated financial statements.

Off-Balance Sheet Arrangements.  In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments and unused lines of credit, see note 11 of the notes to consolidated financial statements.

For the years ended September 30, 2013 and 2012, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Impact of Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see note 2 of the notes to consolidated financial statements included in this Form 10-K.

Effect of Inflation and Changing Prices

The consolidated financial statements and related financial data presented in this Form 10-K have been prepared according to generally accepted accounting principles in the United States, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs and the effect that general inflation may have on both short-term and long-term interest rates. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Although inflation expectations do affect interest rates, interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

(b)           Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013, utilizing the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of September 30, 2013 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(c)           Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Board of Directors

For information concerning Meetinghouse Bancorp’s board of directors, the information contained under the section captioned “Item 1 — Election of Directors” in Meetinghouse Bancorp’s Proxy Statement for the 2014 Annual Meeting of Stockholders (the “Proxy statement”) is incorporated herein by reference.

Executive Officers

The executive officers of Meetinghouse Bancorp and Meetinghouse Bank are elected annually by the board of directors and serve at the board’s discretion. The executive officers of Meetinghouse Bancorp and Meetinghouse Bank are:

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

Below is information regarding our executive officers who are not also directors. Ages presented are as of September 30, 2013.

Wayne Gove has served as the Chief Financial Officer and Chief Compliance Officer of Meetinghouse Bank since December 2010 and has served as Senior Vice President since January 2012. Before joining Meetinghouse Bank, he served as Senior Vice President and Treasurer of Mt. Washington Bank, a Division of East Boston Savings Bank, in South Boston, Massachusetts from May 2008 to December 2010. Before joining Mt. Washington Bank in May 2008, he served as President of Roxbury Highland Cooperative Bank in Jamaica Plain, Massachusetts. Age 59.

Steven K. Borgerson has served as Vice President and Lending Officer of Meetinghouse Bank since October 2011. Before joining Meetinghouse Bank, he served as Vice President and Regional Sales Manager of Rockland Trust Company in Rockland, Massachusetts from September 2003 to October 2011. Age 50.

Audit Committee and Audit Committee Financial Expert

For information regarding the audit committee and audit committee financial expert of Meetinghouse Bancorp, the section captioned “Corporate Governance” in the Proxy Statement is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

For information regarding compliance with Section 16(a) of the Exchange Act, the information contained under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

Code of Ethics

The Company’s code of business conduct and ethics, which applies to all employees and directors, addresses conflicts of interest, the treatment of confidential information, general employee conduct and compliance with applicable laws, rules and regulations. In addition, the code of business conduct and ethics is designed to deter wrongdoing and to promote honest and ethical conduct, the avoidance of conflicts of interest, full and accurate disclosure and compliance with all applicable laws, rules and regulations. A copy of the Company’s code of business conduct and ethics is available on the Investor Relation’s portion of the Bank’s website at www.meetinghousebank.com.

Item 11.    Executive Compensation

The information regarding executive compensation is set forth under the sections captioned “Directors’ Compensation” and “Executive Compensation” in the Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) and (b)             Security Ownership of Certain Beneficial Owners and Management.

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(c)           Change in Control.  Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)           Equity Compensation Plans.

Not applicable.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information relating to certain relationships and related transactions and director independence is set forth under the sections captioned “Transactions with Related Persons” and “Corporate Governance” in the Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information relating to the principal accountant fees and services is set forth under the section captioned “Item 3—Ratification of the Independent Registered Public Accounting Firm” in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)           List of Documents Filed as Part of this Report

(1)           Financial Statements.  The following consolidated financial statements are incorporated by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of September 30, 2013 and 2012
Consolidated Statements of Operations for the Years Ended September 30, 2013 and 2012
Consolidated Statements of Comprehensive (Loss) Income for the Years Ended September 30, 2013 and 2012
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended September 30, 2013 and 2012
Consolidated Statements of Cash Flows for the Years Ended September 30, 2013 and 2012
Notes to Consolidated Financial Statements

(b)           Exhibits.  The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description

3.1	Articles of Incorporation of Meetinghouse Bancorp, Inc. (1)
3.2	Articles of Amendment to Articles of Incorporation of Meetinghouse Bancorp, Inc.(1)
3.3	Bylaws of Meetinghouse Bancorp, Inc. (1)
10.1	Employment Agreement between Meetinghouse Bancorp, Inc., Meetinghouse Bank and Anthony A. Paciulli + (2)
10.2	Change in Control Severance Agreement between Meetinghouse Bank and Wayne Gove +(2)
10.3	Change in Control Severance Agreement between Meetinghouse Bank and Steven K. Borgerson +(2)
10.4	Meetinghouse Bank Employee Severance Compensation Plan+(2)
21.1	Subsidiaries of Meetinghouse Bancorp, Inc.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
101.1

The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

+      Management contract or compensatory agreement or arrangement.

(1)         Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-180026), as amended.

(2)         Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2012.

(c)           Financial Statement Schedules.  All schedules for which this provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

The Audit Committee

Meetinghouse Bancorp, Inc.

Dorchester, Massachusetts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Meetinghouse Bancorp, Inc. and Subsidiary as of September 30, 2013 and 2012 and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meetinghouse Bancorp, Inc. and Subsidiary as of September 30, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

SHATSWELL, MacLEOD & COMPANY, P.C.
West Peabody, Massachusetts
December 26, 2013

MEETINGHOUSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

September 30, 2013 and 2012

(Dollars in Thousands, Except Share Data)

	2013	2012
ASSETS
Cash and due from banks	$3,182	$5,110
Federal funds sold	1,485	322
Interest-bearing demand deposits with other banks	46	4,745
Cash and cash equivalents	4,713	10,177
Interest-bearing time deposits in other banks	4,147	3,951
Investments in available-for-sale securities (at fair value)	5,309	5,444
Federal Home Loan Bank stock, at cost	282	401
Loans held-for-sale	749	6,794
Loans, net of allowance for loan losses of $435 as of September 30, 2013 and $334 as of September 30, 2012	57,939	43,368
Premises and equipment	1,865	1,439
Investment in real estate	952	972
Cooperative Central Bank deposit	427	427
Accrued interest receivable	197	173
Other assets	481	938
Total assets	$77,061	$74,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$11,015	$14,713
Interest-bearing	55,177	53,584
Total deposits	66,192	68,297
Deferred income tax liability, net	107	197
Other liabilities	375	172
Total liabilities	66,674	68,666
Stockholders’ equity:
Preferred stock, 500,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value; 5,000,000 shares authorized; 661,250 shares issued and outstanding at September 30, 2013; none issued at September 30, 2012	7	—
Additional paid-in capital	5,645	—
Retained earnings	5,179	5,256
Unearned compensation - ESOP (45,795 shares unallocated at September 30, 2013)	(482)	—
Accumulated other comprehensive income	38	162
Total stockholders’ equity	10,387	5,418
Total liabilities and stockholders’ equity	$77,061	$74,084

The accompanying notes are an integral part of these consolidated financial statements.

MEETINGHOUSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended September 30, 2013 and 2012

(Dollars in Thousands)

	2013	2012
Interest and dividend income:
Interest and fees on loans	$2,441	$2,301
Interest and dividends on securities	142	242
Other interest	44	23
Total interest and dividend income	2,627	2,566
Interest expense:
Interest on deposits	527	594
Total interest expense	527	594
Net interest and dividend income	2,100	1,972
Provision for loan losses	104	18
Net interest and dividend income after provision for loan losses	1,996	1,954
Noninterest income:
Gain on secondary market activities	873	817
Customer service fees	310	311
Other income	46	30
Total noninterest income	1,229	1,158
Noninterest expense:
Salaries and employee benefits	1,738	1,535
Occupancy and equipment expense	375	240
Professional fees	416	196
Data processing	261	235
Deposit insurance expense	64	41
Advertising	85	52
Supplies	57	53
Other real estate owned expense	—	40
Other expense	345	269
Total noninterest expense	3,341	2,661
(Loss) income before income tax (benefit) expense	(116)	451
Income tax (benefit) expense	(39)	178
Net (loss) income	$(77)	$273

The accompanying notes are an integral part of these consolidated financial statements.

MEETINGHOUSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

Years Ended September 30, 2013 and 2012

(In thousands)

	2013	2012
Net (loss) income	$(77)	$273
Other comprehensive loss, net of tax:
Net change in unrealized holding gain on available-for-sale securities, net of tax	(124)	(20)
Other comprehensive loss, net of tax	(124)	(20)
Comprehensive (loss) income	$(201)	$253

The accompanying notes are an integral part of these consolidated financial statements.

MEETINGHOUSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended September 30, 2013 and 2012

(Dollars In Thousands)

						Accumulated
			Additional		Unearned	Other
	Common Stock		Paid-In	Retained	Compensation -	Comprehensive
	Shares	Amount	Capital	Earnings	ESOP	Income	Total
Balance, September 30, 2011	—	$—	$—	$4,983	$—	$182	$5,165
Net income				273			273
Other comprehensive loss, net of tax						(20)	(20)
Balance, September 30, 2012	—	—	—	5,256	—	162	5,418
Net loss				(77)			(77)
Other comprehensive loss, net of tax						(124)	(124)
Procceds from issuance of common stock for initial public offering, net of offering costs of $961	661,250	7	5,645				5,652
Common stock acquired by ESOP (46,287 shares)					(487)		(487)
Common stock released by ESOP (492 shares)					5		5
Balance, September 30, 2013	661,250	$7	$5,645	$5,179	$(482)	$38	$10,387

The accompanying notes are an integral part of these consolidated financial statements.

MEETINGHOUSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended September 30, 2013 and 2012

(In thousands)

	2013	2012
Cash flows from operating activities:
Net (loss) income	$(77)	$273
Adjustments to reconcile net (loss) income to net cash provided (used in) by operating activities:
Amortization of securities, net	45	54
Provision for loan losses	104	18
Change in deferred loan costs, net	(238)	(83)
Loans originated for sale	(86,523)	(107,394)
Proceeds from sale of loans	93,441	105,843
Gain on loans sold	(873)	(817)
Depreciation and amortization	137	88
ESOP expense	5	—
(Increase) decrease in accrued interest receivable	(24)	9
Decrease (increase) in other assets	464	(629)
Deferred tax (benefit) expense	(13)	121
Increase (decrease) in accrued expenses and other liabilities	203	(21)

Net cash provided by (used in) operating activities	6,651	(2,538)

Cash flows from investing activities:
Purchases of interest-bearing time deposits in other banks	(1,993)	(2,803)
Proceeds from maturities of interest-bearing time deposits in other banks	1,797	498
Purchases of available-for-sale securities	(2,549)	(1,770)
Proceeds from maturities of available-for-sale securities	2,438	2,347
Loan originations and principal collections, net	(14,437)	(928)
Redemption of Federal Home Loan Bank stock	119	126
Investment in real estate	—	(476)
Capital expenditures	(550)	(336)

Net cash (used in) investing activities	(15,175)	(3,342)

Cash flows from financing activities:
Net (decrease) increase in demand deposits, NOW and savings accounts	(1,490)	4,727
Net (decrease) increase in time deposits	(615)	2,817
Proceeds from common stock offering	6,613	—
Costs of common stock offering	(961)	—
Common stock acquired by ESOP	(487)	—
Net cash provided by financing activities	3,060	7,544

Net (decrease) increase in cash and cash equivalents	(5,464)	1,664
Cash and cash equivalents at beginning of year	10,177	8,513
Cash and cash equivalents at end of year	$4,713	$10,177

Supplemental disclosures:
Other real estate owned transferred to investment in real estate	$—	$500
Interest paid	527	594
Income taxes (received) paid	(22)	104

The accompanying notes are an integral part of these consolidated financial statements.

MEETINGHOUSE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended September 30, 2013 and 2012

NOTE 1 - NATURE OF OPERATIONS

The consolidated financial statements include the accounts of Meetinghouse Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Meetinghouse Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, Meetinghouse Securities Corporation and Richmond Realty Trust.  All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

The cost of conversion and issuing the capital stock has been deducted from the proceeds of the offering. The Company incurred approximately $961,000 in offering costs which were netted against the proceeds of the initial public offering.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, as of the date of the statement of financial condition and reported amounts of revenues and expenses for the periods presented.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

NOTE 2 - ACCOUNTING POLICIES

The accounting and reporting policies of the Company and its subsidiary conform to accounting principles generally accepted in the United States of America and predominant practices within the banking industry.  The consolidated financial statements are prepared using the accrual basis of accounting.  The significant accounting policies are summarized below to assist the reader in better understanding the consolidated financial statements and other data contained herein.

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

BASIS OF PRESENTATION:

The accompanying consolidated financial statements include the accounts of Meetinghouse Bancorp, Inc. and its wholly-owned subsidiary, Meetinghouse Bank, and the Bank’s wholly-owned subsidiaries,

Meetinghouse Securities Corporation, which was established solely for the purpose of acquiring and holding investments permissible for banks to hold under Massachusetts law; and Richmond Street Realty Trust, which was formed to manage the Bank’s investment in real estate.  All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

The Company classifies debt and equity securities into one of three categories:  held-to-maturity, available-for-sale, or trading.  These security classifications may be modified after acquisition only under certain specified conditions.  In general, securities may be classified as held-to-maturity only if the Company has the positive intent and ability to hold them to maturity.  Trading securities are defined as those bought and held principally for the purpose of selling them in the near term.  All other securities must be classified as available-for-sale.

•                        Held-to-maturity securities are measured at amortized cost in the consolidated balance sheets.  Unrealized holding gains and losses are not included in earnings or in a separate component of equity.  They are merely disclosed in the notes to the consolidated financial statements.

•                        Available-for-sale securities are carried at fair value on the consolidated balance sheets.  Unrealized holding gains and losses are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of stockholders’ equity until realized.

•                        Trading securities are carried at fair value on the consolidated balance sheets.  Unrealized holding gains and losses for trading securities are included in earnings.

For any debt security with a fair value less than its amortized cost basis, the Company will determine whether it has the intent to sell the debt security or whether it is more likely than not it will be required to sell the debt security before the recovery of its amortized cost basis.  If either condition is met, the Company will recognize a full impairment charge to earnings.  For all other debt securities that are considered other-than-temporarily impaired and do not meet either condition, the credit loss portion of impairment will be recognized in earnings as realized losses.  The other-than-temporary impairment related to all other factors will be recorded in other comprehensive income.

Declines in marketable equity securities below their cost that are deemed other than temporary are reflected in earnings as realized losses.

As a member of the Federal Home Loan Bank of Boston (FHLB), the Company is required to invest in $100 par value stock of the FHLB.  The FHLB capital structure mandates that members must own stock as determined by their Total Stock Investment Requirement which is the sum of a member’s Membership Stock Investment Requirement and Activity-Based Stock Investment Requirement.  The Membership Stock Investment Requirement is calculated as 0.35% of a member’s Stock Investment Base, subject to a minimum investment of $10,000 and a maximum investment of $25,000,000.  The Stock Investment Base is an amount calculated based on certain assets held by a member that are reflected on call reports submitted to applicable regulatory authorities.  The Activity-Based Stock Investment Requirement is calculated as 3.0% for overnight advances, 4.0% for FHLB advances with original terms to maturity of two days to three months and 4.5% for other advances plus a percentage of advance commitments, 0.5% of standby letters of credit issued by the FHLB and 4.5% of the value of intermediated derivative contracts.  Management evaluates the Company’s investment in FHLB stock for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation.  Based on its most recent analysis of the FHLB as of September 30, 2013, management deems its investment in FHLB stock to be not other-than-temporarily impaired.

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

Loan origination and commitment fees and certain direct origination costs are deferred, and the net amount amortized as an adjustment of the related loan’s yield.  The Company is amortizing these amounts over the contractual life of the related loans.

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

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: owner and non-owner occupied residential real estate, Home Equity, Multifamily commercial real estate, construction, commercial and consumer.  Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment.  This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during fiscal year 2013.

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

The allocated component relates to loans that are classified as impaired.  Impairment is measured on a loan by loan basis for commercial, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.  An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and residential real estate loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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

OTHER REAL ESTATE OWNED AND IN-SUBSTANCE FORECLOSURES:

Other real estate owned includes properties acquired through foreclosure and properties classified as in-substance foreclosures in accordance with ASC 310-40, “Receivables-Troubled Debt Restructuring by Creditors.”  These properties are carried at the estimated fair value, less estimated selling costs.  Any writedown from cost to estimated fair value required at the time of foreclosure or classification as in-substance foreclosure is charged to the allowance for loan losses.  Expenses incurred in connection with maintaining these assets, subsequent writedowns and gains or losses recognized upon sale are included in other expense.

In accordance with ASC 310-10-35, “Receivables-Overall-Subsequent Measurements,” the Company classifies loans as in-substance repossessed or foreclosed if the Company receives physical possession of the debtor’s assets regardless of whether formal foreclosure proceedings take place.

ADVERTISING:

The Company directly expenses costs associated with advertising as they are incurred.

INCOME TAXES:

The Company recognizes income taxes under the asset and liability method.  Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled.

EARNINGS PER SHARE (EPS):

When presented, basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  Because the formation of the Company was completed on November 19, 2012, earnings per share data is not meaningful for current and prior comparative periods and is therefore not presented.

FAIR VALUES OF FINANCIAL INSTRUMENTS:

ASC 825, “Financial Instruments,” requires that the Company disclose estimated fair value for its financial instruments.  Fair value methods and assumptions used by the Company in estimating its fair value disclosures are as follows:

Cash and cash equivalents:  The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets’ fair values.

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

EMPLOYEE STOCK OWNERSHIP PLAN:

The Company established an Employee Stock Ownership Plan (ESOP) as part of its stock issuance on November 19, 2012.  The ESOP is accounted for in accordance with ASC 718-40, “Compensation — Stock Compensation — Employee Stock Ownership Plan.”  Under ASC 718-40, unearned ESOP shares are not considered outstanding and are therefore not taken into account when computing earnings per share.  Unearned ESOP shares are presented as a reduction to stockholders’ equity and represent shares to be allocated to ESOP participants in future periods for services provided by the Company.  As shares are committed to be released, compensation expense is recognized for the fair market value of the stock and stockholders’ equity is increased by a corresponding amount.  The loan to the ESOP will be repaid principally from the Bank’s contributions to the ESOP over a period of 6.1 years.  See Note 10.

RECENT ACCOUNTING PRONOUNCEMENTS:

In April 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-02, “Receivables (Topic 310):  A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  This ASU provides additional guidance or clarification to help creditors determine whether a restructuring constitutes a troubled debt restructuring.  The amendments in this ASU are effective for annual periods ending on or after December 15, 2012, including interim periods within those annual periods.  See Note 4 for required disclosures for TDRs.

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860):  Reconsideration of Effective Control for Repurchase Agreements.”  The objective of this ASU is to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  This ASU prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements.  The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011.  Early adoption is not permitted.  The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.”  The amendments in this ASU explain how to measure fair value.  They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The amendments in this ASU are to be applied prospectively.  The amendments are effective for annual periods beginning after December 15, 2011.  The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220):  Presentation of Comprehensive Income.”  The objective of this ASU is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  Under this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  An entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  An entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  The amendments in this ASU should be applied retrospectively.  The amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter.  The required disclosures in the Company’s consolidated financial statements have been reflected in the statements of comprehensive (loss) income and  Note 15.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210):  Disclosures about Offsetting Assets and Liabilities.”  The objective of this ASU is to enhance current disclosures.  Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.  The amendments in this ASU are effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods.  An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.  The Company anticipates that the adoption of this guidance will not have a material impact on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”  The amendments in this update defer those changes in ASU 2011-05 that relate to the presentation of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  All other requirements in ASU 2011-05 are not affected by this update.  The amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter.  The required disclosures in the Company’s consolidated financial statements have been reflected in the statements of comprehensive (loss) income and Note 15.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  The amendments in this update do not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  The amendments are effective prospectively for reporting periods beginning after December 15, 2013.  Early adoption is permitted.  The adoption of ASU 2013-02 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-04, “Liabilities (Topic 405):  Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.”  The objective of the amendments in this ASU is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. generally accepted accounting principles (GAAP).  Examples of obligations within the scope of this ASU include debt arrangements, other contractual obligations, and settled litigation and judicial rulings.  The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014; and should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU scope that exist at the beginning of an entity’s fiscal year of adoption.  The Company anticipates that the adoption of this guidance will not have a material impact on its consolidated financial statements.

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

In July 2013, the FASB issued ASU 2013-10, “Derivatives and Hedging (Topic 815) — Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.”  The amendments in this ASU permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to Treasury Obligations of the U.S. government (UST) and the London Interbank Offered Rate (LIBOR).  The amendments also remove the restriction on using different benchmark rates for similar hedges.  The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate under Topic 815.  The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.  The adoption of this ASU is not expected to have an impact on the Company’s results of operations or financial position.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes — Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.”  The amendments in this ASU provide guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  The amendments in this ASU are expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist.  The amendments apply to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The adoption of this guidance is not expected to have an impact on the Company’s results of operations or financial position.

NOTE 3 - INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

Debt securities have been classified in the consolidated balance sheets according to management’s intent.  The amortized cost and their approximate fair values are as follows:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(In Thousands)
September 30, 2013:
U.S. Government and federal agency obligations	$800	$—	$10	$790
Corporate debt securities	—	—	—	—
Mortgage-backed securities	4,445	101	27	4,519
	$5,245	$101	$37	$5,309

September 30, 2012:
U.S. Government and federal agency obligations	$52	$—	$—	$52
Corporate debt securities	300	20	—	320
Mortgage-backed securities	4,827	245	—	5,072
	$5,179	$265	$—	$5,444

The fair value of debt securities by contractual maturity at September 30, 2013 is as follows:

Fair
Value
(In Thousands)
Due after one year through five years	$739
Due after ten years	51
Mortgage-backed securities	4,519
$5,309

There were no sales of available-for-sale securities during the years ended September 30, 2013 and 2012.

There were no securities of issuers which exceeded 10% of stockholders’ equity as of September 30, 2013.

Information pertaining to securities with gross unrealized losses at September 30, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
September 30, 2013:
U.S. Government and federal agency obligations	$739	$10	$—	$—	$739	$10
Mortgage-backed securities	2,050	27	—	—	2,050	27
Total temporarily impaired securities	$2,789	$37	$—	$—	$2,789	$37

The Company did not have any securities with gross unrealized losses at September 30, 2012.

Management conducts, at least on a quarterly basis, a review of its investment securities to determine if the value of any security has declined below its cost or amortized cost and whether such decline represents other-than-temporary impairment.  The investments in the Company’s investment portfolio that are temporarily impaired as of September 30, 2013 consist of one debt security issued by U.S. Government federal agencies and seven mortgage-backed securities.  The unrealized loss at September 30, 2013 is attributable to changes in market interest rates since the Company acquired the securities.  As management has the ability and the intent to hold debt securities until recovery to cost basis, the declines are deemed to be not other-than-temporary.

NOTE 4 - LOANS

Loans consisted of the following as of September 30:

	2013	2012
	(In thousands)
Real estate loans:
Residential	$38,630	$28,171
Commercial	9,023	7,080
Construction	824	332
Multi-family	1,712	1,168
Total real estate	50,189	36,751

Commercial	1,862	1,550

Consumer loans:
Home equity	5,179	4,545
Other	762	712
Total consumer	5,941	5,257

	57,992	43,558
Allowance for loan losses	(435)	(334)
Deferred loan costs, net	382	144
Net loans	$57,939	$43,368

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during the year ended September 30, 2013.  Total loans to such persons and their companies amounted to $169,000 as of September 30, 2013.  During the year ended September 30, 2013, principal payments amounted to $20,000, and there were no principal advances.

The following tables set forth information regarding the allowance for loan losses by portfolio segment as of September 30:

	Real Estate
	1-4 Family	1-4 Family
	Owner	Non-Owner					Consumer
	Occupied	Occupied	Multi-family	Commercial	Construction	Commercial	Home Equity	Other	Total
	(In Thousands)
September 30, 2013:
Allowance for loan losses:
Beginning balance	$135	$55	$12	$67	$3	$14	$33	$15	$334
Charge-offs	—	—	—	—	—	—	—	(3)	(3)
Recoveries	—	—	—	—	—	—	—	—	—
Provision (benefit)	43	20	5	14	5	2	(2)	17	104
Ending balance	$178	$75	$17	$81	$8	$16	$31	$29	$435

Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	178	75	17	81	8	16	31	29	435
Total allowance for loan losses ending balance	$178	$75	$17	$81	$8	$16	$31	$29	$435

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	27,155	11,475	1,712	9,023	824	1,862	5,179	762	57,992
Total loans ending balance	$27,155	$11,475	$1,712	$9,023	$824	$1,862	$5,179	$762	$57,992

	Real Estate
	1-4 Family	1-4 Family
	Owner	Non-Owner					Consumer
	Occupied	Occupied	Multi-family	Commercial	Construction	Commercial	Home Equity	Other	Total
	(In Thousands)
September 30, 2012:
Allowance for loan losses:
Beginning balance	$108	$53	$9	$66	$9	$19	$48	$4	$316
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Provision (benefit)	27	2	3	1	(6)	(5)	(15)	11	18
Ending balance	$135	$55	$12	$67	$3	$14	$33	$15	$334

Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	135	55	12	67	3	14	33	15	334
Total allowance for loan losses ending balance	$135	$55	$12	$67	$3	$14	$33	$15	$334

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	19,751	8,420	1,168	7,080	332	1,550	4,545	712	43,558
Total loans ending balance	$19,751	$8,420	$1,168	$7,080	$332	$1,550	$4,545	$712	$43,558

The following tables set forth information regarding nonaccrual loans and past-due loans as of September 30:

			90 Days				90 Days or
	30—59 Days	60—89 Days	or More	Total	Total		More Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Total	and Accruing	Nonaccrual
	(In Thousands)
September 30, 2013:
Real estate:
Residential one-to-
four family	$457	$—	$46	$503	$38,127	$38,630	$—	$46
Commercial	243	—	—	243	8,780	9,023	—	—
Construction	—	—	—	—	824	824	—	—
Multi-family	—	—	—	—	1,712	1,712	—	—
Commercial	—	—	—	—	1,862	1,862	—	—
Home equity	39	—	—	39	5,140	5,179	—	—
Consumer	—	—	—	—	762	762	—	—
Total	$739	$—	$46	$785	$57,207	$57,992	$—	$46

September 30, 2012:
Real estate:
Residential one-to-
four family	$299	$51	$—	$350	$27,821	$28,171	$—	$—
Commercial	—	—	—	—	7,080	7,080	—	—
Construction	—	—	—	—	332	332	—	—
Multi-family	—	—	—	—	1,168	1,168	—	—
Commercial	—	—	—	—	1,550	1,550	—	—
Home equity	20	—	—	20	4,525	4,545	—	—
Consumer	1	—	3	4	708	712	—	3
Total	$320	$51	$3	$374	$43,184	$43,558	$—	$3

As of and during the years ended September 30, 2013 and 2012, the Company had no loans that met the definition of an impaired loan in ASC 310-10-35, “Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality - Subsequent Measurement.”

As of and during the years ended September 30, 2013 and 2012, there were no loans that met the definition of a troubled debt restructured loan in ASC 310-10-50.

The following tables present the Company’s loans by risk rating as of September 30:

	Real Estate					Consumer
	Residential	Multi-Family	Commercial	Construction	Commercial	Home Equity	Other	Total
	(In Thousands)
September 30, 2013:
Grade:
Pass	$—	$1,712	$8,259	$824	$1,673	$—	$—	$12,468
Special mention	244	—	511	—	189	35	—	979
Substandard	450	—	253	—	—	22	—	725
Not formally rated	37,936	—	—	—	—	5,122	762	43,820
Total	$38,630	$1,712	$9,023	$824	$1,862	$5,179	$762	$57,992

September 30, 2012:
Grade:
Pass	$—	$1,168	$6,821	$332	$1,360	$—	$—	$9,681
Special mention	256	—	—	—	190	42	—	488
Substandard	459	—	259	—	—	48	—	766
Not formally rated	27,456	—	—	—	—	4,455	712	32,623
Total	$28,171	$1,168	$7,080	$332	$1,550	$4,545	$712	$43,558

Credit Quality Information

The Company utilizes an eight grade internal loan rating system for commercial real estate, construction and commercial loans as follows:

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

Loans rated 6:  Loans in this category are considered “substandard” and are inadequately protected by current sound net worth, paying capacity of the obligor, or the value of pledged collateral.  Loans in this category also include those loans with unsatisfactory characteristics indicating higher levels of risk.  The combination of one or more of these characteristics increases the possibility of loss to the Company.

Loans rated 7:  Loans in this category are considered “doubtful.”  Loans in this category exhibit weaknesses inherent in the substandard classification and, in addition, collection or liquidation in full is highly questionable.

Loans rated 8:  Loans in this category are considered uncollectible (“loss”) and are of such little value that their continuance as an active asset is not warranted.

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate, construction and commercial loans.  For all residential real estate and consumer loans, the Company initially assesses credit quality based upon the borrower’s ability to service the debt and subsequently monitors these loans based upon the borrower’s payment activity.

Loans serviced for others are not included in the accompanying consolidated balance sheets.  As of September 30, 2013 and 2012 the unpaid principal balances of loans serviced for others were $26,574,000 and $12,586,000, respectively.

In 2013 and 2012, the Company capitalized mortgage servicing rights totaling $210,000 and $121,000, respectively, and amortized $68,000 and $14,000, respectively. The balance of capitalized mortgage servicing rights included in other assets at September 30, 2013 and 2012 was $240,000 and $103,000, respectively. The fair value of the Company’s mortgage servicing rights at September 30, 2013 and 2012 was $289,000 and $105,000, respectively. Following is an analysis of the aggregate changes in the valuation allowance for mortgage servicing rights for the years ended September 30:

	2013	2012
	(In Thousands)
Beginning balance	$4	$—
Additions	9	4
Reductions	(4)	—
Ending balance	$9	$4

NOTE 5 - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment as of September 30:

	2013	2012
	(In Thousands)
Land	$229	$229
Building and improvements	1,638	1,272
Furniture, fixtures and equipment	608	440
	2,475	1,941
Accumulated depreciation and amortization	(610)	(502)
	$1,865	$1,439

NOTE 6 - INVESTMENT IN REAL ESTATE

The balance in investment in real estate consisted of the following as of September 30:

	2013	2012
	(In Thousands)
Land	$311	$311
Building	665	665
	976	976
Accumulated depreciation and amortization	(24)	(4)
	$952	$972

Rental income from investment in real estate amounted to $47,000 and $10,000 for the years ended September 30, 2013 and 2012, respectively.

NOTE 7 - DEPOSITS

The aggregate amount of time deposit accounts in denominations of $100,000 or more as of September 30, 2013 and 2012 was $24,082,000 and $24,504,000, respectively.

For time deposits as of September 30, 2013, the scheduled maturities for each of the following years ended September 30, are:

(In Thousands)
2014	$28,092
2015	6,387
2016	1,330
$35,809

The Bank has one customer with deposits at the Bank amounting to $4,167,000, or 6.3% of total deposits, as of September 30, 2013.

NOTE 8 - INCOME TAXES

The components of income tax (benefit) expense are as follows during the years ended September 30:

	2013	2012
	(In Thousands)
Current:
Federal	$(23)	$112
State	(3)	29
Utilization of net operating loss carryovers	—	(84)
	(26)	57

Deferred:
Federal	(10)	113
State	(3)	8
	(13)	121
Total income tax (benefit) expense	$(39)	$178

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows during the years ended September 30:

	2013	2012
	% of	% of
	Income	Income
Federal income tax statutory rate	(34.0)%	34.0%
Increase in tax resulting from:
Other	3.6	(0.1)
State tax, net of federal tax benefit	(3.2)	5.6
Effective tax rates	(33.6)%	39.5%

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of September 30:

	2013	2012
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$10	$—
Alternative minimum tax	20	31
Net operating loss carryovers	10	—
Charitable contribution carryover	10	—
Deferred ESOP expense	29	—
Gross deferred tax assets	79	31

Deferred tax liabilities:
Allowance for loan losses	—	(31)
Mortgage servicing rights	(96)	(41)
Net unrealized holding gain on available-for-sale securities	(26)	(103)
Depreciation	(64)	(53)
Gross deferred tax liabilities	(186)	(228)
Net deferred tax liability	$(107)	$(197)

Deferred tax assets as of September 30, 2013 have not been reduced by a valuation allowance because management believes that it is more likely than not that the full amount of deferred tax assets will be realized.

The Company has $20,000 of alternative minimum tax credit carryovers which do not expire.

The federal income tax reserve for loan losses at the Company’s base year amounted to approximately $1,100,000.  If any portion of the reserve is used for purposes other than to absorb losses for which established, approximately 150% of the amount actually used (limited to the amount of the reserve) would be subject to taxation in the fiscal year in which used.  As the Company intends to use the reserve only to absorb loan losses, a deferred income tax liability of approximately $439,000 has not been provided.

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.  As of September 30, 2013 and 2012, there were no material uncertain tax positions related to federal and state income tax matters.  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended September 30, 2010 through September 30, 2013.

NOTE 9 — EMPLOYEE BENEFITS

The Company has a 401(k) plan which provides for voluntary contributions by participating employees ranging from one percent to seventy-five percent of their compensation, subject to certain limitations.  The Company matches 100% of employee contributions up to a maximum of 5% of participant’s compensation.  Total expense recorded by the Company for the years ended September 30, 2013 and 2012 amounted to $76,000 and $68,000, respectively.

Employment Agreement and Change in Control

The Company and the Bank entered into a three-year employment agreement (Agreement) with an executive officer.  The Agreement provides for a three-year term, subject to annual renewal by the boards of directors  for an additional year beyond the then-current expiration date.  The Agreement also provides for participation in incentive compensation and other employee benefits as described in the Agreement.

Under the terms of the Agreement, upon the occurrence of a change in control, as defined in the Agreement, followed by executive termination of employment, the Company shall pay the executive a lump sum cash payment equal to two times his base salary then in effect and average bonus paid during the two years prior to the change in control; and continued health and life insurance coverage for 24 months.  If at the time of a change in control the remaining term of the Agreement is less than one year, then the term will automatically extend for a period of one year after the date of the change in control.

The Bank entered into  two-year change in control agreements (Agreements) with an executive officer and an officer.   Under the Agreements, if the employment of the executive officer or the officer is terminated for any reason other than cause as defined in the Agreements or if the executive officer or officer terminates employment for “good reason,” in either case in connection with or within one year of a change in control and the executive officer or officer is not offered a comparable position with the successor company, the executive officer and/or the officer will receive a lump sum payment equal to two times his base salary then in effect  and continued coverage under health and life insurance coverage for 24 months.

NOTE 10 - EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”)

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

The ESOP funded its stock purchase through a loan from the Company equal to 100% of the aggregate purchase price of the common stock. The ESOP trustee will repay the loan principally through the Bank’s contributions to the ESOP and, possibly, dividends paid on common stock held by the plan over the loan term of 6.1 years.

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

At September 30, 2013, the remaining principal balance on the ESOP debt was $483,000 and the number of shares held by the ESOP was 46,287.

Total compensation expense recognized in connection with the ESOP was $76,500 for the year ended September 30, 2013.

The remaining principal balance on the ESOP debt as of September 30, 2013 is payable as follows:

Years Ending
September 30,	Amount
(In Thousands)

2014	$74
2015	77
2016	79
2017	82
2018	84
Thereafter	87
$483

Shares by the ESOP are as follows:

September 30,
2013

Allocated	492
Unallocated	45,795
Shares held by ESOP	46,287

The fair value of unallocated ESOP shares at September 30, 2013 is $550,000.

NOTE 11 - FINANCIAL INSTRUMENTS

The Company is party to financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The Company evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower.  Collateral held varies but usually includes income producing commercial properties or residential real estate.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  As of September 30, 2013 and 2012, the maximum potential amount of the Company’s obligation was $149,000 for financial and standby letters of credit.  The Company’s outstanding letters of credit generally have a term of less than one year.  If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit.  If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

Notional amounts of financial instrument liabilities with off-balance sheet credit risk are as follows as of September 30:

	2013	2012
	(In Thousands)
Commitments to originate loans	$1,880	$1,110
Unadvanced funds on lines of credit	2,803	2,451
Unadvanced funds on construction loans	307	—
Standby letters of credit	149	149
	$5,139	$3,710

There is no material difference between the notional amount and the estimated fair value of the off-balance sheet liabilities.

NOTE 12 — COMMITMENTS AND CONTINGENT LIABILITIES

Pursuant to the terms of a non-cancellable lease agreement in effect at September 30, 2013 pertaining to a branch facility, future minimum rental payments Aare as follows for the years ended September 30:

(In Thousands)
2014	$55
2015	57
2016	57
2017	57
2018	19
Total	$245

Rental expense, including cancellable leases, amounted to $19,000 for the year ended September 30, 2013.

NOTE 13 - FAIR VALUE MEASUREMENTS

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for September 30, 2013 and 2012.  The Company did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the years ended September 30, 2013 and 2012.

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

The Company’s impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using level 2 inputs based upon appraisals of similar properties obtained from a third party.  The fair value of impaired loans estimated using level 3 inputs are based on management estimates.

The following summarizes assets measured at fair value on a recurring basis for the periods ending September 30:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In Thousands)
September 30, 2013:
Securities available-for-sale:
U.S. Government and federal agency obligations	$790	$—	$790	$—
Corporate debt securities	—	—	—	—
Mortgage-backed securities	4,519	—	4,519	—
	$5,309	$—	$5,309	$—

September 30, 2012:
Securities available-for-sale:
U.S. Government and federal agency obligations	$52	$—	$52	$—
Corporate debt securities	320	—	320	—
Mortgage-backed securities	5,072	—	5,072	—
	$5,444	$—	$5,444	$—

There were no assets or liabilities measured at fair value on a nonrecurring basis for the period ending September 30, 2013.

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows as of September 30:

	September 30, 2013
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$4,713	$4,713	$—	$—	$4,713
Interest-bearing time deposits with other banks	4,147	—	4,152	—	4,152
Available-for-sale securities	5,309	—	5,309	—	5,309
Federal Home Loan Bank stock	282	282	—	—	282
Loans held-for-sale	749	768	—	—	768
Loans, net	57,939	—	—	57,640	57,640
Accrued interest receivable	197	197	—	—	197

Financial liabilities:
Deposits	66,192	—	66,429	—	66,429

	September 30, 2012
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$10,177	$10,177	$—	$—	$10,177
Interest-bearing time deposits with other banks	3,951	—	3,953	—	3,953
Available-for-sale securities	5,444	—	5,444	—	5,444
Federal Home Loan Bank stock	401	401	—	—	401
Loans held-for-sale	6,794	6,902	—	—	6,902
Loans, net	43,368	—	—	44,132	44,132
Accrued interest receivable	173	173	—	—	173

Financial liabilities:
Deposits	68,297	—	68,556	—	68,556

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets as of September 30, 2013 and 2012 under the indicated captions.  Accounting policies related to financial instruments are described in Note 2.

The Company may be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with GAAP.  There were no Level 1, Level 2 or Level 3 nonrecurring fair value measurements for the periods ended September 30, 2013 and September 30, 2012.

NOTE 14 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

Most of the Company’s business activity is with customers located within the Commonwealth of Massachusetts.  There are no concentrations of credit to borrowers that have similar economic characteristics.  The majority of the Company’s loan portfolio is comprised of loans collateralized by real estate located in the Commonwealth of Massachusetts.

NOTE 15 - OTHER COMPREHENSIVE LOSS

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities are reported as a separate component of the stockholders’ equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of other comprehensive loss, included in stockholders’ equity are as follows during the years ended September 30:

	2013	2012
	(In Thousands)
Unrealized gains on securities
Net unrealized holding loss on available-for-sale securities	$(201)	$(36)
Reclassification adjustment for realized (gains) losses in net income	—	—
	(201)	(36)
Income tax benefit	77	16
Other comprehensive loss, net of tax	$(124)	$(20)

At September 30, 2013 and 2012, the components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	2013	2012
	(In Thousands)
Net unrealized gain on securities available-for-sale, net of tax	$38	$162
Total accumulated other comprehensive income	$38	$162

NOTE 16 - REGULATORY CAPITAL

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of September 30, 2013 and 2012, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2013, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios are also presented in the table.

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(Dollars in Thousands)
As of September 30, 2013:
Total Capital (to Risk Weighted Assets)	$8,014	17.9%	$3,576	>	8.0%	$4,469	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	7,579	17.0	1,788	>	4.0	2,682	>	6.0
Tier 1 Capital (to Average Assets)	7,579	10.0	3,040	>	4.0	3,800	>	5.0

As of September 30, 2012:
Total Capital (to Risk Weighted Assets)	5,579	14.3	3,125	>	8.0	3,906	>	10.0
Tier 1 Capital (to Risk Weighted Assets)	5,246	13.4	1,562	>	4.0	2,343	>	6.0
Tier 1 Capital (to Average Assets)	5,246	7.4	2,849	>	4.0	3,562	>	5.0

NOTE 17 - RECLASSIFICATION

Certain amounts in the prior year have been reclassified to be consistent with the current year’s statement presentation.

NOTE 18 — CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following are the condensed balance sheet, statements of operation and cash flows for Meetinghouse Bancorp, Inc. (“Parent Company”) as of and for the year ended September 30, 2013:

CONDENSED BALANCE SHEET

2013
(In Thousands)
ASSETS
Cash and due from banks	$1,738
Interest-bearing time deposits	496
Investment in Meetinghouse Bank	7,620
Loan to ESOP	483
Net deferred tax asset	10
Accrued interest receivable	12
Other assets	28
Total assets	$10,387

STOCKHOLDERS’ EQUITY
Stockholders’ equity	10,387
Total stockholders’ equity	$10,387

CONDENSED STATEMENT OF OPERATION

Interest income on ESOP loan	$13
Interest income on time deposits	1
Total interest income	14
Director fees	7
Professional fees	80
Other expenses	16
Total other expenses	103
Loss before undistributed earnings	(89)
Equity in undistributed earnings of subsidiary	(18)
Loss before income taxes	(107)
Income tax benefit	(30)
Net loss	$(77)

CONDENSED STATEMENT OF CASH FLOWS

2013
(In Thousands)
Cash flows from operating activities:
Net loss	$(77)
Increase in accrued interest receivable	(12)
Deferred tax benefit	(10)
Increase in income taxes receivable	(20)
Increase in other assets	(8)
Equity in undistributed earnings of subsidiary	18

Net cash (used in) provided by operating activities	(109)

Cash flows from investing activities:
Purchase of interest-bearing time deposits	(496)
ESOP loan, net of principal payments	(483)
Investment in subsidiary, Meetinghouse Bank	(2,826)

Net cash used in by investing activities	(3,805)

Cash flows from financing activities:
Proceeds from common stock offering	6,613
Costs of common stock offering	(961)

Net cash provided by (used in) financing activities	5,652

Net increase (decrease) in cash	1,738
Cash, beginning of year	—
Cash, end of year	$1,738

NOTE 19 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Year Ended September 30,
	2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In Thousands)

Interest and dividend income	$619	$663	$670	$675
Interest expense	133	132	131	131
Net interest and dividend income	486	531	539	544
Provision for loan losses	4	41	27	32
Net interest and dividend income, after provision for loan losses	482	490	512	512
Total noninterest income	355	352	276	246
Total noninterest expense	784	795	909	853
Income (loss) before income taxes	53	47	(121)	(95)
Provision (benefit) for income taxes	19	13	(49)	(22)
Net income (loss)	$34	$34	$(72)	$(73)

	Year Ended September 30,
	2012
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In Thousands)

Interest and dividend income	$695	$625	$617	$629
Interest expense	159	150	145	140
Net interest and dividend income	536	475	472	489
Provision (benefit) for loan losses	15	(3)	8	(2)
Net interest and dividend income, after provision (benefit) for loan losses	521	478	464	491
Total noninterest income	277	190	193	498
Total noninterest expense	612	612	663	774
Income (loss) before income taxes	186	56	(6)	215
Provision (benefit) for income taxes	75	22	(3)	84
Net income (loss)	$111	$34	$(3)	$131

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEETINGHOUSE BANCORP, INC.

December 30, 2013	By:	/s/ Anthony A. Paciulli
Anthony A. Paciulli
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Anthony A. Paciulli	President and Chief Executive Officer	December 30, 2013
Anthony A. Paciulli	(principal executive officer)

/s/ Wayne Gove	Chief Financial Officer and	December 30, 2013
Wayne Gove	Treasurer
(principal financial and accounting officer)

/s/ John C. Driscoll	Director	December 30, 2013
John C. Driscoll

/s/ William J. Fitzgerald	Director	December 30, 2013
William J. Fitzgerald

/s/ Daniel T. Flatley	Director	December 30, 2013
Daniel T. Flatley

/s/ Barry T. Hannon	Director	December 30, 2013
Barry T. Hannon

/s/ Paul G. Hughes	Director	December 30, 2013
Paul G. Hughes

/s/ Richard W. Shea	Director	December 30, 2013
Richard W. Shea