Form 10-Q
period 2013-12-31
Meetinghouse Bancorp, Inc.
filed 2014-02-14
CIK 1543367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

The Registrant had 661,250 shares of common stock, par value $0.01 per share, outstanding as of February 10, 2014.

MEETINGHOUSE BANCORP, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Unaudited)

MEETINGHOUSE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,	September 30,
	2013	2013
	(Unaudited)
ASSETS

Cash and due from banks	$2,424	$3,182
Federal funds sold	2	1,485
Interest-bearing demand deposits with other banks	41	46
Cash and cash equivalents	2,467	4,713
Interest-bearing time deposits in other banks	4,788	4,147
Investments in available-for-sale securities (at fair value)	6,894	5,309
Federal Home Loan Bank stock, at cost	337	282
Loans held-for-sale	3,206	749
Loans, net of allowance for loan losses of $424,000 as of December 31, 2013 and $435,000 as of September 30, 2013	60,853	57,939
Premises and equipment	1,833	1,865
Investment in real estate	947	952
Cooperative Central Bank deposit	427	427
Accrued interest receivable	182	197
Other assets	521	481
Total assets	$82,455	$77,061

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$11,485	$11,015
Interest-bearing	56,272	55,177
Total deposits	67,757	66,192
Deferred income tax liability, net	84	107
Federal Home Loan Bank advances	4,080	—
Other liabilities	159	375
Total liabilities	72,080	66,674
Stockholders’ Equity:
Preferred stock, 500,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value; 5,000,000 shares authorized; 661,250 shares issued and outstanding at December 31, 2013 and September 30, 2013	7	7
Additional paid-in capital	5,660	5,645
Retained earnings	5,112	5,179
Unearned compensation - ESOP (38,163 shares unallocated at December 31, 2013 and 45,795 shares at December 31, 2012)	(402)	(482)
Accumulated other comprehensive (loss) income	(2)	38
Total stockholders’ equity	10,375	10,387
Total liabilities and stockholders’ equity	$82,455	$77,061

The accompanying notes are an integral part of these consolidated financial statements.

MEETINGHOUSE BANCORP, INC.

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(In thousands, except share data)

	Three months ended December 31,
	2013	2012
	(Unaudited)
Interest and dividend income:
Interest and fees on loans	$674	$562
Interest and dividends on securities	34	42
Other interest	8	15
Total interest and dividend income	716	619
Interest expense:
Interest on deposits	133	133
Interest on Federal Home Loan Bank advances	3	—
Total interest expense	136	133
Net interest and dividend income	580	486
(Benefit) provision for loan losses	(11)	4
Net interest and dividend income after (benefit) provision for loan losses	591	482
Noninterest income:
Gain on secondary market activities	30	260
Customer service fees	89	73
Other income	13	22
Total noninterest income	132	355
Noninterest expense:
Salaries and employee benefits	424	438
Occupancy and equipment expense	111	77
Professional fees	105	78
Data processing	81	73
Deposit insurance expense	13	1
Advertising	21	14
Supplies	10	16
Other expense	72	87
Total noninterest expense	837	784
(Loss) income before income tax (benefit) expense	(114)	53
Income tax (benefit) expense	(47)	19
Net (loss) income	$(67)	$34

(Loss) Earnings per share:
Basic	$(0.11)	0.06
Diluted	$(0.11)	0.06

Weighted average shares outstanding
Basic	615,000	612,963
Diluted	615,000	612,963

The accompanying notes are an integral part of these consolidated financial statements.

MEETINGHOUSE BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in thousands)

	Three months ended December 31,
	2013	2012
	(Unaudited)
Net (loss) income	$(67)	$34
Other comprehensive loss, net of tax:
Net change in unrealized holding gain on available-for-sale securities	(40)	(43)
Other comprehensive loss, net of tax	(40)	(43)
Comprehensive loss	$(107)	$(9)

The accompanying notes are an integral part of these consolidated financial statements.

MEETINGHOUSE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended December 31, 2013 and 2012

(Dollars in thousands)

(Unaudited)

						Accumulated
			Additional		Unearned	Other
	Common Stock		paid-in	Retained	compensation	Comprehensive
	Shares	Amount	capital	Earnings	- ESOP	Income (Loss)	Total
Balance, September 30, 2012	—	—	—	$5,256	—	$162	$5,418
Net income				34			34
Net change in unrealized holding gain on available-for-sale securities, net of tax effect	—	—	—	—	—	(43)	(43)
Issuance of common stock for initial public offering, net of offering costs of $961	661,250	$7	$5,646	—	—	—	5,653
Common stock acquired by ESOP (46,287 shares)	—	—	—	—	$(487)	—	(487)
Common stock released by ESOP (492 shares)	—	—	—	—	5	—	5
Balance, December 31, 2012	661,250	$7	$5,646	$5,290	$(482)	$119	$10,580

Balance, September 30, 2013	661,250	7	5,645	$5,179	$(482)	$38	$10,387
Net loss				(67)			(67)
Net change in unrealized holding gain on available-for-sale securities, net of tax effect	—	—	—	—	—	(40)	(40)
Common stock released by ESOP (7,632 shares)	—	—	15	—	80	—	95
Balance, December 31, 2013	661,250	$7	$5,660	$5,112	$(402)	$(2)	$10,375

The accompanying notes are an integral part of these consolidated financial statements.

MEETINGHOUSE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Three Months Ended December 31,
	2013	2012
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(67)	$34
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization of securities, net	12	13
(Benefit) provision for loan losses	(11)	4
Change in deferred loan costs, net	(40)	(23)
Loans originated for sale	(11,950)	(42,456)
Proceeds from sale of loans	9,523	35,066
Gain on sales of loans	(30)	(260)
Depreciation and amortization	44	29
Decrease in accrued interest receivable	15	2
Increase (decrease) in mortgage servicing asset	(2)	94
Increase (decrease) in other assets	(42)	319
ESOP shares released	95	5
Decrease in accrued expenses and other liabilities	(216)	(57)

Net cash used in operating activities	(2,669)	(7,230)

Cash flows from investing activities:
Purchases of interest-bearing time deposits in other banks	(1,488)	(998)
Proceeds from maturities of interest-bearing time deposits in other banks	847	—
Purchases of available-for-sale securities	(2,026)	—
Proceeds from maturities of available-for-sale securities	366	476
Loan originations and principal collections, net	(2,863)	(601)
Purchase of Federal Home Loan Bank stock	(55)	—
Capital expenditures	(3)	(8)

Net cash used in investing activities	(5,222)	(1,131)

Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	805	2,567
Net increase in time deposits	760	49
Net change in short-term advances from Federal Home Loan Bank	4,080	—
Proceeds from common stock offering	—	6,614
Costs of common stock offering	—	(961)
Common stock acquired by ESOP	—	(487)

Net cash provided by financing activities	5,645	7,782

Net decrease in cash and cash equivalents	(2,246)	(579)
Cash and cash equivalents at beginning of period	4,713	10,177
Cash and cash equivalents at end of period	$2,467	$9,598

Supplemental disclosures:
Interest paid	$136	$134
Income taxes paid	(23)	9

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

The cost of conversion and issuing the capital stock has been deducted from the proceeds of the offering. The Company incurred approximately $961,000 in conversion costs which were netted against the proceeds of the initial public offering.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions for Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are necessary for a fair presentation.  The results shown for the interim period ended December 31, 2013 are not necessarily indicative of the results to be obtained for a full year.  These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2013 included in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”).

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

NOTE 2 - NATURE OF OPERATIONS

The Company is the Registered bank holding company for the Bank.  The Bank, a Massachusetts co-operative bank, is headquartered in Dorchester, Massachusetts.  The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in residential and commercial real estate loans, construction loans, and in consumer and small business loans.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210):  Disclosures about Offsetting Assets and Liabilities.”  The objective of this ASU is to enhance current disclosures.  Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.  The amendments in this ASU are effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods.  An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”  The amendments in this update defer those changes in ASU 2011-05 that relate to the presentation of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  All other requirements in ASU 2011-05 are not affected by this update.  The amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter.  The required disclosures in the Company’s consolidated financial statements have been reflected in the statements of comprehensive loss and Note 9.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.”  The amendments in this update do not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  The amendments are effective prospectively for reporting periods beginning after December 15, 2012.  The adoption of ASU 2013-02 did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-04, “Liabilities (Topic 405):  Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.”  The objective of the amendments in this ASU is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. generally accepted accounting principles (GAAP).  Examples of obligations within the scope of this ASU include debt arrangements, other contractual obligations, and settled litigation and judicial rulings.  The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013; and should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU scope that exist at the beginning of an entity’s fiscal year of adoption.  The Company anticipates that the adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

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

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740) — Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.”  The amendments in this ASU provide guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  The amendments in this ASU are expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist.  The amendments apply to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The adoption of this guidance is not expected to have an impact on the Company’s results of operations or financial position.

The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).  For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method investment or a cost method investment in accordance with Subtopic 970-323.  The amendments in this ASU should be applied retrospectively to all periods presented.  A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments.  The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014.  For all entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2014, and interim periods within annual reporting periods beginning after December 15, 2015.  Early adoption is permitted.  The Company does not expect that the adoption of this ASU will have an impact on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40):  Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.”  The objective of the amendments in this ASU is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized.  The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  An entity can elect to adopt the amendments in this ASU using either a modified retrospective transition method or a prospective transition method.  The Company is reviewing this ASU to determine if there will be a material impact on the Company’s consolidated financial statements.

NOTE 4 — EARNINGS PER SHARE

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

EPS for the three months ended December 31, 2013 and 2012 have been computed as follows (in thousands):

	Three months ended December 31,
	2013	2012
	(unaudited)

Net (loss) income applicable to common stock	$(67)	$34

Average number of shares issued	661	661
Less: average unallocated ESOP shares	46	48
Average number of common shares outstanding used to calculate basic and diluted (loss) earnings per share	615	613

Basic (loss) earnings per share	$(0.11)	$0.06
Diluted (loss) earnings per share	$(0.11)	$0.06

NOTE 5 - INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

The amortized cost and estimated fair value of securities available-for-sale, with gross unrealized gains and losses, are as follows (in thousands):

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
December 31, 2013 (unaudited):
U.S. Government and federal agency obligations	$1,747	$	$38	$1,709
Mortgage-backed securities	5,146	93	54	5,185
	$6,893	$93	$92	$6,894

September 30, 2013:
U.S. Government and federal agency obligations	$800	$—	$10	$790
Mortgage-backed securities	4,445	101	27	4,519
	$5,245	$101	$37	$5,309

The amortized cost and estimated fair value of available-for-sale securities, segregated by contractual maturity at December 31, 2013, are presented below (in thousands):

	Amortized	Fair
(unaudited)	Cost Basis	Value
Due within one year	$—	$—
Due after one year through five years	749	738
Due after five years through ten years	—	—
Due after ten years	998	971
Mortgage-backed securities	5,146	5,185
	$6,893	$6,894

There were no sales of available-for-sale securities for the three months ended December 31, 2013 and 2012.

Information pertaining to securities with gross unrealized losses at December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2013 (unaudited):
U.S. Government and federal agency obligations	$1,659	$38	$—	$—	$1,659	$38
Mortgage-backed securities	3,280	54	—	—	3,280	54
Total temporarily impaired securities	$4,939	$92	$—	$—	$4,939	$92

September 30, 2013
U.S. Government and federal agency obligations	$739	$10	$—	$—	$739	$10
Mortgage-backed securities	2,050	27	—	—	2,050	27
Total temporarily impaired securities	$2,789	$37	$—	$—	$2,789	$37

Management conducts, at least on a quarterly basis, a review of its investment securities to determine if the value of any security has declined below its cost or amortized cost and whether such decline represents other-than-temporary impairment.  The investments in the Company’s investment portfolio that are temporarily impaired as of December 31, 2013 consist of two debt securities issued by U.S. Government federal agencies and twelve mortgage-backed securities. The unrealized loss at December 31, 2013 is attributable to changes in market interest rates since the Company acquired the securities.  As management has the ability and the intent to hold debt securities until recovery, the declines are deemed to be not other-than-temporary.

NOTE 6 - LOANS

Loans consist of the following:

	December 31,		September 30,
	2013		2013
	(unaudited)
	(Dollars in thousands)
Real estate loans:
Residential	$40,525	66.59%	$38,630	66.62%
Commercial	9,196	15.11	9,023	15.56
Construction	600	0.99	824	1.42
Multi-family	2,246	3.69	1,712	2.95
Total real estate	52,567	86.38	50,189	86.55

Commercial	1,825	3.00	1,862	3.21

Consumer loans:
Home equity	5,626	9.24	5,179	8.93
Other	837	1.38	762	1.31
Total consumer	6,463	10.62	5,941	10.24
		100.00%		100.00%
Total loans	60,855		57,992
Allowance for loan losses	(424)		(435)
Deferred loan costs, net	422		382
Net loans	$60,853		$57,939

The following table sets forth information regarding the allowance for loan losses by portfolio segment as of and for the three months ended December 31, 2013 (unaudited):

	Real Estate						Consumer
(In thousands)	1-4 Family Owner Occupied	1-4 Family Non-Owner Occupied	Multifamily	Commercial	Construction	Commercial	Home Equity	Other	Total

Allowance for loan losses:
Beginning balance	$178	$75	$17	$81	$8	$16	$31	$29	$435
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Provision (benefit)	(18)	—	5	(3)	(2)	—	4	3	(11)
Ending Balance	$160	$75	$22	$78	$6	$16	$35	$32	$424

Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	160	75	22	78	6	16	35	32	424
Total allowance for loan losses ending balance	$160	$75	$22	$78	$6	$16	$35	$32	$424

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	29,059	11,466	2,246	9,196	600	1,825	5,626	837	60,855
Total loans ending balance	$29,059	$11,466	$2,246	$9,196	$600	$1,825	$5,626	$837	$60,855

The following table sets forth information regarding the allowance for loan losses by portfolio segment as of and for the three months ended December 31, 2012 (unaudited):

	Real Estate						Consumer
	1-4 Family	1-4 Family
	Owner	Non-Owner
(In thousands)	Occupied	Occupied	Multifamily	Commercial	Construction	Commercial	Home Equity	Other	Total

Allowance for loan losses:
Beginning balance	$135	$55	$12	$67	$3	$14	$33	$15	$334
Charge-offs	—	—	—	—	—	—	—	(3)	(3)
Recoveries	—	—	—	—	—	—	—	—	—
Provision (benefit)	(4)	1	—	4	(1)	1	(2)	5	4
Ending balance	$131	$56	$12	$71	$2	$15	$31	$17	$335

The following table sets forth information regarding the allowance for loan losses by portfolio segment as of September 30, 2013:

	Real Estate						Consumer
	1-4 Family	1-4 Family
	Owner	Non-Owner
(In thousands)	Occupied	Occupied	Multifamily	Commercial	Construction	Commercial	Home Equity	Other	Total

Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	178	75	17	81	8	16	31	29	435
Total allowance for loan losses ending balance	$178	$75	$17	$81	$8	$16	$31	$29	$435

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	27,155	11,475	1,712	9,023	824	1,862	5,179	762	57,992
Total loans ending balance	$27,155	$11,475	$1,712	$9,023	$824	$1,862	$5,179	$762	$57,992

The following table sets forth information regarding nonaccrual loans and past-due loans as of December 31, 2013 (unaudited):

			90 Days				90 Days or
	30–59 Days	60–89 Days	or More	Total	Total	Total	More Past Due
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing	Nonaccrual

December 31, 2013:
Real estate:
Residential one-to-four family	$197	$44	$—	$241	$40,284	$40,525	$—	$—
Commercial	—	—	—	—	9,196	9,196	—	—
Construction	—	—	—	—	600	600	—	—
Multi-family	—	—	—	—	2,246	2,246	—	—
Commercial	—	—	—	—	1,825	1,825	—	—
Home equity	187	—	22	209	5,417	5,626	—	22
Other consumer	—	—	—	—	837	837	—	—
Total	$384	$44	$22	$450	$60,405	$60,855	$—	$22

The following table (unaudited) sets forth information regarding nonaccrual loans and past-due loans as of September 30, 2013:

			90 Days				90 Days or
	30–59 Days	60–89 Days	or More	Total	Total	Total	More Past Due
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing	Nonaccrual

September 30, 2013:
Real estate:
Residential one-to- four family	$457	$—	$46	$503	$38,127	$38,630	$—	$46
Commercial	243	—	—	243	8,780	9,023	—	—
Construction	—	—	—	—	824	824	—	—
Multi-family	—	—	—	—	1,712	1,712	—	—
Commercial	—	—	—	—	1,862	1,862	—	—
Home equity	39	—	—	39	5,140	5,179	—	—
Other consumer	—	—	—	—	762	762	—	—
Total	$739	$—	$46	$785	$57,207	$57,992	$—	$46

As of December 31, 2013 (unaudited) and September 30, 2013, the Company had no loans categorized as impaired.

There were no loans modified during the three months ended December 31, 2013 (unaudited) or during the year ended September 30, 2013 that met the definition of a troubled debt restructured loan as described in ASC 310-10-50.

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

The following table presents the Company’s loans by risk rating as of December 31, 2013 (unaudited):

	Real Estate					Consumer
(In thousands)	Residential	Multi Family	Commercial	Construction	Commercial	Home Equity	Other	Total
December 31, 2013:
Grade:
Pass	$—	$2,246	$8,945	$600	$1,636	$—	$—	$13,427
Special mention	688	—	—	—	189	33	—	910
Substandard	—	—	251	—	—	22	—	273
Not formally rated	39,837	—	—	—	—	5,571	837	46,245
Total	$40,525	$2,246	$9,196	$600	$1,825	$5,626	$837	$60,855

The following table presents the Company’s loans by risk rating as of September 30, 2013:

	Real Estate					Consumer
(In thousands)	Residential	Multi Family	Commercial	Construction	Commercial	Home Equity	Other	Total
September 30, 2013:
Grade:
Pass	$—	$1,712	$8,259	$824	$1,673	$—	$—	$12,468
Special mention	244	—	511	—	189	35	—	979
Substandard	450	—	253	—	—	22	—	725
Not formally rated	37,936	—	—	—	—	5,122	762	43,820
Total	$38,630	$1,712	$9,023	$824	$1,862	$5,179	$762	$57,992

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value at December 31, 2013 (unaudited) and September 30, 2013.  The Company did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the three months ended December 31, 2013 (unaudited) and the year ended September 30, 2013.

Cash and cash equivalents - The Company’s cash instruments are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

Interest-bearing time deposits with other banks — The fair value of interest-bearing time deposits in other banks is determined by discounting the cash flows associated with these instruments using current market rates for deposits with similar characteristics.

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

Loans held-for-sale — Loans originated and held-for-sale are carried at the lower of aggregate cost or market value.  No fair value adjustments were recorded on loans held-for-sale during the three months ended December 31, 2013 and 2012 (unaudited).

Loans — Fair values for loans are estimated using discounted cash flow analyses, using market interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Accrued interest receivable — Carrying value approximates fair value.

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

Deposits — The fair values disclosed for demand deposits, regular savings, NOW accounts and money market accounts are equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).  Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Federal Home Loan Bank advances — Fair values for Federal Home Loan Bank advances are estimated using a discounted cash flow technique that applies interest rates currently being offered on advances to a schedule of aggregated expected monthly maturities on Federal Home Loan Bank advances.

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

The following summarizes assets measured at fair value on a recurring basis at December 31, 2013 (unaudited) and September 30, 2013:

(In thousands)	Total	Level 1	Level 2	Level 3
December 31, 2013:
Securities available-for-sale:
U.S. Government and federal agency obligations	$1,709	$—	$1,709	$—
Mortgage-backed securities	5,185	—	5,185	—
	$6,894	$—	$6,894	$—

September 30, 2013:
U.S. Government and federal agency obligations	$790	$—	$790	$—
Mortgage-backed securities	4,519	—	4,519	—
	$5,309	$—	$5,309	$—

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows:

	December 31, 2013 (unaudited)
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$2,467	$2,467	$—	$—	$2,467
Interest-bearing time deposits with other banks	4,788	—	4,793	—	4,793
Available-for-sale securities	6,894	—	6,894	—	6,894
Federal Home Loan Bank stock	337	337	—	—	337
Loans held-for-sale	3,206	3,251	—	—	3,251
Loans, net	60,853	—	—	60,517	60,517
Accrued interest receivable	182	182	—	—	182
Mortgage servicing rights	242	—	242	—	242

Financial liabilities:
Deposits	67,757	—	68,005	—	68,005
Federal Home Loan Bank advances	4,080	—	4,080	—	4,080

	September 30, 2013
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$4,713	$4,713	$—	$—	$4,713
Interest-bearing time deposits with other banks	4,147	—	4,152	—	4,152
Available-for-sale securities	5,309	—	5,309	—	5,309
Federal Home Loan Bank stock	282	282	—	—	282
Loans held-for-sale	749	768	—	—	768
Loans, net	57,939	—	—	57,640	57,640
Accrued interest receivable	197	197	—	—	197
Mortgage servicing rights	—	—	—	—	—

Financial liabilities:
Deposits	66,192	—	66,429	—	66,429

The Company may be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with GAAP.  There were no Level 1, Level 2 or Level 3 nonrecurring fair value measurements for the three months ended December 31, 2013 (unaudited) and the year ended September 30, 2013.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  As of December 31, 2013 (unaudited) and September 30, 2013, the Bank met all capital adequacy requirements to which it was subject at such dates.

As of December 31, 2013 (unaudited), the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.  There are no known conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios are also presented in the table below.

						To Be Well
			Minimum			Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio		Amount	Ratio

As of December 31, 2013 (unaudited):
Total Capital (to Risk Weighted Assets)	$7,927	16.8%	$3,770	>	8.0%	$4,713	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	7,503	15.9	1,885	>	4.0	2,828	>	6.0
Tier 1 Capital (to Average Assets)	7,503	9.8	3,072	>	4.0	3,840	>	5.0

As of September 30, 2013:
Total Capital (to Risk Weighted Assets)	$8,014	17.9%	$3,576	>	8.0%	$4,469	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	7,579	17.0	1,788	>	4.0	2,682	>	6.0
Tier 1 Capital (to Average Assets)	7,579	10.0	3,040	>	4.0	3,800	>	5.0

NOTE 9 — OTHER COMPREHENSIVE LOSS

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities are reported as a separate component of the stockholders’ equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of other comprehensive loss, included in stockholders’ equity are as follows during the three months ended December 31, 2013 and 2012 (unaudited):

	Three months ended December 31,
	2013	2012
	(In Thousands)
Unrealized losses on securities:
Net unrealized holding loss on available-for-sale securities	$(63)	$(70)
Reclassification adjustment for realized (gains) losses in net income	—	—
	(63)	(70)
Income tax benefit	23	27
Other comprehensive loss, net of tax	$(40)	$(43)

At December 31, 2013 and 2012 (unaudited), the components of accumulated other comprehensive (loss) income, included in stockholders’ equity, are as follows:

	2013	2012
	(In Thousands)
Net unrealized gain (loss) on securities available-for-sale	$(2)	$119
Total accumulated other comprehensive (loss) income	$(2)	$119

NOTE 10 — EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”)

The Bank has adopted a tax-qualified employee stock ownership plan (“ESOP) for the benefit of eligible employees.  Effective November 19, 2012, the Bank converted from a Massachusetts-chartered mutual co-operative bank to a

Massachusetts-chartered stock co-operative bank and become the wholly-owned subsidiary of the Company.  The Company completed its initial public offering in connection with the conversion transaction by selling a total of 661,250 shares of common stock at a purchase price of $10.00 per share in a subscription offering, of which 27,700 shares were purchased by the Bank’s ESOP.  The ESOP acquired an additional 18,587 shares in the open market subsequent to the conversion.

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

At December 31, 2013 (unaudited), the remaining principal balance on the ESOP debt is $409,000 and the number of shares held by the ESOP is 46,287.

Total compensation expense recognized in connection with the ESOP was $23,000 and $5,000 for the three months ended December 31, 2013 and 2012, respectively (unaudited).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

This discussion is intended to assist in understanding the consolidated financial condition and results of operations of the Company.  This should be read in conjunction with the consolidated financial statements and accompanying notes contained in this report.

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

Forward-looking statements are not guarantees of future performance.  Numerous risks and uncertainties could cause or contribute to the Bank’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements.  Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines.  Additional factors that may affect our results are discussed in the Company’s 2013 Annual Report on Form 10-K under the section titled “Item 1A.- Risk Factors.”  These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

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

The allowance for loan losses is evaluated on a regular basis, at least quarterly, by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: owner and non-owner occupied residential real estate, home equity, multi-family commercial real estate, construction, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses for the three months ended December 31, 2013.

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

Comparison of Financial Condition at December 31, 2013 (unaudited) and September 30, 2013

Total Assets. Total assets increased by $5.4 million, from $77.1 million at September 30, 2013 to $82.5 million at December 31, 2013, primarily due to an increase in loans held-for-sale of $2.5 million, an increase in loans, net, of $2.9 million, and an increase in investments in available-for-sale securities of $1.6 million. This increase was primarily offset by a decrease in cash and cash equivalents of $2.2 million.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $2.2 million, from $4.7 million at September 30, 2013 to $2.5 million at December 31, 2013, in order to fund new loan originations. Federal funds sold and interest-bearing demand deposit balances decreased by $1.4 million, from $1.5 million at September 30, 2013 to $43,000 at December 31, 2013, in order to fund new loan originations.

Interest-Bearing Time Deposits in Other Banks. These deposits increased by $641,000, from $4.1 million at September 30, 2013 to $4.8 million at December 31, 2013.  We maintain funds in these accounts in order to improve the yield earned on excess liquidity.

Securities. Our securities portfolio consists primarily of residential mortgage-backed securities issued by U.S. government agencies and government sponsored enterprises. Investments in available-for-sale securities increased by $1.6 million, from $5.3 million at September 30, 2013 to $6.9 million at December 31, 2013.  The increase is primarily due to purchases, net of repayments, of mortgage-backed securities.

Loans, Net. Loans, net, increased by $3.0 million, from $57.9 million at September 30, 2013 to $60.9 million at December 31, 2013. This increase was primarily due to new loans originated, net of repayments.

Loans Held-for-Sale. Loans held-for-sale increased by $2.5 million, from $749,000 at September 30, 2013 to $3.2 million at December 31, 2013, primarily due to the timing of loan closings and fundings.

Deposits. Our primary sources of funds are retail deposit accounts held primarily by individuals and businesses within our primary market area. Total deposits increased by $1.6 million, from $66.2 million at September 30, 2013 to $67.8 million at December 31, 2013, primarily due to a $470,000 increase in noninterest-bearing accounts and a $760,000 increase in certificates of deposit.

The following table sets forth the balances of our deposit products at the dates indicated.

	December 31,		September 30,
(Dollars in thousands)	2013		2013
	(unaudited)
Noninterest-bearing demand deposits	$11,485	16.95%	$11,015	16.64%
Interest bearing deposits:
Money market	10,101	14.91	9,799	14.80
Regular and other savings	9,602	14.17	9,569	14.46
Certificates of deposit	36,569	53.97	35,809	54.10
Total	$67,757	100.00%	$66,192	100.00%

Borrowings. We generally use borrowings from the Federal Home Loan Bank of Boston to supplement our supply of funds for originating loans and purchasing securities. No Federal Home Loan Bank of Boston borrowings were outstanding at September 30, 2013.  Total borrowings at December 31, 2013 were $4.1 million.

Comparison of Results of Operations for the Three Months Ended December 31, 2013 and 2012 (unaudited)

Net (Loss) Income. Net income decreased by $101,000, from $34,000 in the three months ended December 31, 2012 to $(67,000) in the three months ended December 31, 2013, primarily due to a decrease in non-interest income of $223,000 and an increase in noninterest expense of $53,000, offset by an increase in net interest and dividend income of $94,000 and a decrease in income tax expense of $66,000.

Non-Interest Income. Non-interest income decreased by $223,000, from $355,000 in the three months ended December 31, 2012 to $132,000 in the three months ended December 31, 2013, primarily due to a decrease in gains on secondary market activities of $230,000, from $260,000 in the three months ended December 31, 2012 to $30,000 in the three months ended December 31, 2013.  This decrease is attributed to a reduction in gains on loans sold due to a reduced volume of loans sold. This was primarily offset by an increase in customer service fees of $16,000, from $73,000 in the three months ended December 31, 2012 to $89,000 in the three months ended December 31, 2013.

Net Interest and Dividend Income. Net interest and dividend income increased by $94,000, from $486,000 in the three months ended December 31, 2012 to $580,000 in the three months ended December 31, 2013, primarily due to an increase in loan volume. The average yield on interest-earning assets increased from 3.62% in the three months ended December 31, 2012 to 3.86% in the three months ended December 31, 2013, with a corresponding increase in the average balance of interest-earning assets from $68.5 million to $74.2 million. The average rate paid on interest-bearing liabilities decreased from 0.99% in the three months ended December 31, 2012 to 0.92% in the three months ended December 31, 2013. The interest rate spread increased from 2.63% in the three months ended December 31, 2012 to 2.94% in the three months ended December 31, 2013.

Average Balances and Yields.  The following table (unaudited) presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using daily balances. Loan fees are included in interest income on loans and are insignificant.

	Three months ended December 31,
	2013			2012
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate (4)	Balance	Paid	Rate (4)

Interest-earning assets:
Securities (1)	$6,885	$34	1.98%	$6,041	$42	2.78%
Loans, net (2)	62,530	674	4.31%	51,642	562	4.35%
Other interest earning assets (3)	4,819	8	0.66%	10,794	15	0.56%
Total interest-earning assets	74,234	716	3.86%	68,477	619	3.62%

Non-interest earning assets	8,908			10,503
Total assets	$83,142			$78,980

Interest bearing liabilities:
Regular savings accounts	$9,694	$4	0.17%	$8,971	$6	0.27%
Money market accounts	9,817	13	0.53%	8,806	11	0.50%
Time deposits	36,842	116	1.26%	36,224	116	1.28%
Total interest bearing deposits	56,353	133	0.94%	54,001	133	0.99%

Federal Home Loan Bank advances	2,401	3	0.50%	—	—	—
Total interest-bearing liabilities	58,754	136	0.92%	54,001	133	0.99%

Demand deposits	10,976			16,870
Other liabilities	200			110
Stockholders’ equity	13,212			7,999
Total liabilities and stockholders’ equity	$83,142			$78,980

Net interest income		$580			$486

Interest rate spread			2.94%			2.63%
Net yield on earning assets			3.13%			2.84%

(1) Includes Federal Home Loan Bank stock, deposits with Co-operative Central Bank, and available-for-sale securities.

(2) Includes non-accrual loans and interest received on such loans, and loans held-for-sale.

(3) Includes short-term investments.

(4) Yields and rates for the three month periods ended December 30, 2013 and 2012 are annualized.

Rate/Volume Analysis.  The following table (unaudited) sets forth the effects of changing rates and volumes on our net interest and dividend income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total increase (decrease) column represents the sum of the prior columns. For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionally based on the changes due to rate and the changes due to volume.

	Three Months Ended
	December 31, 2013
	Compared to
	Three Months Ended
	December 31, 2012
	Increase (Decrease)
	Due to
(In thousands)	Volume	Rate	Net

Interest income:
Securities (1)	$7	$(15)	$(8)
Loans, net (2)	117	(5)	112
Other interest-earning assets (3)	(11)	4	(7)
Total interest-earning assets	113	(16)	97

Interest expense:
Deposits	$6	$(6)	$—
Federal Home Loan Bank advances	3	—	3
Total interest-bearing liabilities	9	(6)	3
Increase (decrease) in net interest income	$104	$(10)	$94

(1)         Includes Federal Home Loan Bank of Boston stock, deposits with the Cooperative Central Bank, and available-for-sale securities.

(2)         Includes non accruing loan balances and interest received on such loans, and loans held-for-sale.

(3)         Includes short-term investments.

Provision for Loan Losses. The provision for loan losses decreased by $15,000, from $4,000 for the three months ended December 31, 2012 to $(11,000) for the three months ended December 31, 2013.  The decrease in the provision was due to the annual review of the loan portfolio resulting in several classification upgrades.

Analysis of Loan Loss Experience. The following table (unaudited) sets forth an analysis of the allowance for loan losses for the periods indicated.

	For the
	Three Months Ended
	December 31,
(Dollars in thousands)	2013	2012

Allowance beginning of period	$435	$334
(Benefit) provision for loan losses	(11)	4
Charge-offs	—	(3)
Recoveries	—	—
Allowance at end of period	$424	$335

Allowance for loan losses as a percent of non- performing loans	1,927.27%	1,763.16%
Allowance for loan losses as a percent of total loans	0.70%	0.76%
Net (charge-offs) recoveries to average loans outstanding during the period	—%	(0.01)%

Noninterest Income. Noninterest income decreased by $223,000, from $355,000 in the three months ended December 31, 2012 to $132,000 in the three months ended December 31, 2013, primarily due to a decrease in gain on secondary market activities from $260,000 to $30,000. The decrease in gain on secondary market activities was primarily due to decreased volume of loans sold in the secondary market due to an increase in market interest rates.

Noninterest Expense. Noninterest expense increased by $53,000, from $784,000 in the three months ended December 31, 2012 to $837,000 in the three months ended December 31, 2013 primarily due to increases in occupancy and equipment expense and professional fees. Professional fees expenses increased $27,000, primarily due to legal fees and holding company expenses.  Occupancy and equipment expenses increased $34,000, primarily due to increased expenses related to the opening of a branch in Roslindale.

Income Tax (Benefit) Expense. Income tax expense decreased by $66,000, from $19,000 in the three months ended December 31, 2012 to $(47,000) in the three months ended December 31, 2013, due to the pre-tax loss for the three months ended December 31, 2013. The effective tax rate was 36% for the three months ended December 31, 2012 and (41)% for the three months ended December 31, 2013.

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

The following table provides information with respect to our nonperforming assets, including troubled debt restructurings, at the dates indicated.

	December 31,	September 30,
(Dollars in thousands)	2013	2013
	(unaudited)
Nonaccrual loans:
Real estate loans:
Residential	$—	$46
Commercial	—	—
Total real estate	—	46
Consumer loans	22	—
Total	22	46
Accruing loans past due 90 days or more	—	—
Total nonaccrual loans and accruing loans past due 90 days	22	46
Other real estate owned	—	—
Total nonperforming assets	22	46
Troubled debt restructurings	—	—
Total nonperforming assets and troubled debt restructurings	$22	$46

Total nonperforming loans to total loans	0.04%	0.08%
Total nonperforming loans to total assets	0.03%	0.06%
Total nonperforming assets and troubled debt restructurings to total assets	0.03%	0.06%

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

Management regularly adjusts its investments in liquid assets based upon an assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our interest-rate risk and investment policies.

The Bank’s most liquid assets are cash and cash equivalents, interest-bearing deposits in other banks, and corporate bonds. The levels of these assets depend on the Bank’s operating, financing, lending and investing activities during any given period.  At December 31, 2013, cash and cash equivalents totaled $2.5 million.  Securities classified as available-for-sale provide additional sources of liquidity and had a market value of $6.9 million at December 31, 2013.  In addition, at December 31, 2013, the Bank had the ability to borrow a total of approximately $12.3 million from the Federal Home Loan Bank of Boston.  At December 31, 2013, the Bank had borrowings outstanding of $4.1 million.  In addition, at December 31, 2013, the Bank had the ability to borrow $3.3 million from the Co-operative Central Bank, none of which was outstanding at that date.

In addition, the Bank had a $500,000 line of credit available from Bankers’ Bank Northeast. At December 31, 2013, the Bank had no borrowings outstanding under this credit facility.

At December 31, 2013, the Bank had $6.8 million in loan commitments outstanding, which consisted of commitments to originate loans, available lines of credit and unadvanced funds on construction loans. Certificates of deposit due within one year after December 31, 2013 totaled $24.9 million, or 68% of total time deposits.  If these maturing deposits are not renewed, the Bank will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than the Bank currently pays on the certificates of deposit. Management believes, however, based on past experience that a significant portion of our certificates of deposit will be renewed.  The Bank has the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock.  The Company’s primary source of income is dividends received from the Bank.  Under Massachusetts banking law, the amount of dividends that the Bank may declare and pay to the Company in any calendar year, without receipt of prior approval from the Commissioner of Banks of Massachusetts, cannot exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock.  At December 31, 2013, the Company had liquid assets of $2.3 million.

Contractual Obligations. The Company has entered into a non-cancellable lease agreement pertaining to the Roslindale branch facility.

Capital Management.  The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At December 31, 2013, the Bank exceeded all of its regulatory capital requirements to be considered “well capitalized” under regulatory guidelines.  See note 8 of the notes to consolidated financial statements.

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

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies but usually includes income-producing commercial properties or residential real estate.

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

Notional amounts of financial instrument liabilities with off-balance sheet credit risk are as follows (in thousands):

	December 31,	September 30,
	2013	2013
	(unaudited)
Commitments to originate loans	$2,912	$1,880
Unadvanced funds on lines of credit	3,626	2,803
Standby letters of credit	149	149
Unadvanced funds on construction loans	115	307
	$6,802	$5,139

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

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  The Company’s management believes that such routine legal proceedings, in the aggregate, are immaterial to the Company’s financial condition and results of operations.

Item 1A.  Risk Factors

There have been no material changes in the Company’s risk factors during the three months ended December 31, 3013. See the discussion and analysis of risk factors, in Item 1A entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013.

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

3.2                               Articles of Amendment to Articles of Incorporation of Meetinghouse Bancorp, Inc. (1)

3.3                               Bylaws of Meetinghouse Bancorp, Inc. (1)

31.1                        Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2                        Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0                        Section 1350 Certification

101.1*              The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balances Sheets, (ii) the Consolidated Statements of (Loss) Income, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

MEETINGHOUSE BANCORP, INC.

Dated: February 14, 2014	By:	/s/ Anthony A. Paciulli
Anthony A. Paciulli
President and Chief Executive Officer

Dated: February 14, 2014	By:	/s/ Wayne Gove
Wayne Gove
Senior Vice President and Chief Financial Officer