Form 10-Q
period 2014-03-31
Meetinghouse Bancorp, Inc.
filed 2014-05-15
CIK 1543367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The Registrant had 661,250 shares of common stock, par value $0.01 per share, outstanding as of May 14, 2014.

MEETINGHOUSE BANCORP, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Unaudited)

MEETINGHOUSE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	September 30,
	2014	2013
	(Unaudited)
ASSETS
Cash and due from banks	$2,609	$3,182
Federal funds sold	2	1,485
Interest-bearing demand deposits with other banks	28	46
Cash and cash equivalents	2,639	4,713
Interest-bearing time deposits in other banks	4,223	4,147
Investments in available-for-sale securities (at fair value)	11,764	5,309
Federal Home Loan Bank stock, at cost	433	282
Loans held-for-sale	1,683	749
Loans, net of allowance for loan losses of $416,000 as of March 31, 2014 and $435,000 as of September 30, 2013	64,392	57,939
Premises and equipment	1,858	1,865
Investment in real estate	943	952
Cooperative Central Bank deposit	427	427
Accrued interest receivable	209	197
Other assets	508	481
Total assets	$89,079	$77,061

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$11,447	$11,015
Interest-bearing	64,095	55,177
Total deposits	75,542	66,192
Deferred income tax liability, net	91	107
Federal Home Loan Bank advances	2,935	—
Other liabilities	105	375
Total liabilities	78,673	66,674
Stockholders’ Equity:
Preferred stock, 500,000 shares authorized; none outstanding		—
Common stock, $.01 par value; 5,000,000 shares authorized; 661,250 shares issued and outstanding at March 31, 2014 and September 30, 2013	7	7
Additional paid-in capital	5,663	5,645
Retained earnings	5,106	5,179
Unearned compensation - ESOP (36,255 shares unallocated at March 31, 2014 and 45,795 shares at September 30, 2013)	(382)	(482)
Accumulated other comprehensive income	12	38
Total stockholders’ equity	10,406	10,387
Total liabilities and stockholders’ equity	$89,079	$77,061

The accompanying notes are an integral part of these consolidated financial statements.

MEETINGHOUSE BANCORP, INC.

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(In thousands, except share data)

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Interest and dividend income:
Interest and fees on loans	$701	$612	$1,375	$1,174
Interest and dividends on securities	66	39	100	81
Other interest	8	12	16	27
Total interest and dividend income	775	663	1,491	1,282
Interest expense:
Interest on deposits	138	132	271	265
Interest on Federal Home Loan Bank advances	4	—	7	—
Total interest expense	142	132	278	265
Net interest and dividend income	633	531	1,213	1,017
(Benefit) provision for loan losses	(10)	41	(21)	45
Net interest and dividend income after (benefit) provision for loan losses	643	490	1,234	972
Noninterest income:
Gain on secondary market activities	72	264	102	524
Customer service fees	85	77	174	150
Other income	15	11	28	33
Total noninterest income	172	352	304	707
Noninterest expense:
Salaries and employee benefits	418	431	842	869
Occupancy and equipment expense	114	80	225	157
Professional fees	81	95	186	173
Data processing	70	68	151	141
Deposit insurance expense	15	3	28	4
Advertising	20	22	41	36
Supplies	10	12	20	28
Other expense	83	84	156	171
Total noninterest expense	811	795	1,649	1,579
Income (loss) before income tax expense (benefit)	4	47	(111)	100
Income tax expense (benefit)	9	13	(38)	32
Net (loss) income	$(5)	$34	$(73)	$68

(Loss) earnings per share:
Basic	$(0.01)	0.06	$(0.12)	0.11
Diluted	$(0.01)	0.06	$(0.12)	0.11

Weighted average shares outstanding
Basic	623,108	615,455	619,261	615,300
Diluted	623,108	615,455	619,261	615,300

The accompanying notes are an integral part of these consolidated financial statements.

MEETINGHOUSE BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Three months ended March 31,
	2014	2013
	(Unaudited)
Net (loss) income	$(5)	$34
Other comprehensive income (loss), net of tax:
Net change in unrealized holding gain on available-for-sale securities	14	(15)
Other comprehensive income (loss), net of tax	14	(15)
Comprehensive income	$9	$19

	Six months ended March 31,
	2014	2013
	(Unaudited)
Net (loss) income	$(73)	$68
Other comprehensive loss, net of tax:
Net change in unrealized holding gain on available-for-sale securities	(26)	(58)
Other comprehensive loss, net of tax	(26)	(58)
Comprehensive (loss) income	$(99)	$10

The accompanying notes are an integral part of these consolidated financial statements.

MEETINGHOUSE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended March 31, 2014 and 2013

(Dollars in thousands)

(Unaudited)

						Accumulated
			Additional		Unearned	Other
	Common Stock		paid-in	Retained	compensation	Comprehensive
	Shares	Amount	capital	Earnings	- ESOP	Income	Total
Balance, September 30, 2012	—	—	—	$5,256	—	$162	$5,418
Net income				68			68
Other comprehensive loss, net of tax	—	—	—	—	—	(58)	(58)
Issuance of common stock for initial public offering, net of offering costs of $961	661,250	$7	$5,645	—	—	—	5,652
Common stock acquired by ESOP (46,287 shares)	—	—	—	—	$(487)	—	(487)
Common stock released by ESOP (492 shares)	—	—	—	—	5	—	5
Balance, March 31, 2013	661,250	$7	$5,645	$5,324	$(482)	$104	$10,598

Balance, September 30, 2013	661,250	7	5,645	$5,179	$(482)	$38	$10,387
Net loss				(73)			(73)
Other comprehensive loss, net of tax	—	—	—	—	—	(26)	(26)
Common stock released by ESOP (7,632 shares)	—	—	15	—	80	—	95
Common stock committed to be released by ESOP (1,908 shares)	—	—	3	—	20	—	23
Balance, March 31, 2014	661,250	$7	$5,663	$5,106	$(382)	$12	$10,406

The accompanying notes are an integral part of these consolidated financial statements.

MEETINGHOUSE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Six Months Ended March 31,
	2014	2013
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(73)	$68
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization of securities, net	20	25
(Benefit) provision for loan losses	(21)	45
Change in deferred loan costs, net	(66)	(100)
Loans originated for sale	(19,502)	(72,954)
Proceeds from sales of loans	18,670	71,098
Gain on sales of loans	(102)	(524)
Depreciation and amortization	87	54
Increase in accrued interest receivable	(12)	(5)
Decrease in mortgage servicing asset	13	—
(Decrease) increase in other assets	(42)	444
Deferred tax expense	1	1
ESOP shares released	118	—
(Decrease) increase in accrued expenses and other liabilities	(270)	26

Net cash used in operating activities	(1,179)	(1,822)

Cash flows from investing activities:
Purchases of interest-bearing time deposits in other banks	(1,489)	(1,496)
Proceeds from maturities of interest-bearing time deposits in other banks	1,413	753
Purchases of available-for-sale securities	(7,183)	(1,355)
Proceeds from maturities of available-for-sale securities	665	988
Loan originations and principal collections, net	(6,368)	(5,789)
Recoveries of loans previously charged off	2	—
(Purchase) redemption of Federal Home Loan Bank stock	(151)	119
Capital expenditures	(69)	(252)

Net cash used in investing activities	(13,180)	(7,032)

Cash flows from financing activities:
Net increase (decrease) in demand deposits, NOW and savings accounts	1,041	(2,891)
Net increase (decrease) in time deposits	8,309	(523)
Net change in short-term advances from Federal Home Loan Bank	2,935	700
Proceeds from common stock offering	—	6,613
Costs of common stock offering	—	(961)
Common stock acquired by ESOP	—	(487)

Net cash provided by financing activities	12,285	2,451

Net decrease in cash and cash equivalents	(2,074)	(6,403)
Cash and cash equivalents at beginning of period	4,713	10,177
Cash and cash equivalents at end of period	$2,639	$3,774

Supplemental disclosures:
Interest paid	$271	$265
Income taxes received	(30)	(23)

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

The cost of conversion and issuing the capital stock has been deducted from the proceeds of the offering. The Company incurred $961,000 in conversion costs which were netted against the proceeds of the initial public offering.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions for Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are necessary for a fair presentation.  The results shown for the interim period ended March 31, 2014 are not necessarily indicative of the results to be obtained for the full year.  These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2013 included in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”).

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740) — Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.”  The amendments in this ASU provide guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  The amendments in this ASU are expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist.  The amendments apply to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The adoption of this guidance did not have an impact on the Company’s results of operations or financial position.

In January 2014, the FASB issued ASU 2014-01,”Investments — Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects.” The amendments in this ASU apply to all reporting entities that invest in qualified affordable housing projects through limited liability entities that are flow-through entities for tax purposes as follows:

1.              For reporting entities that meet the conditions for and that elect to use the proportional amortization method to account for investments in qualified affordable housing projects, all amendments in this ASU apply.

2.              For reporting entities that do not meet the conditions for or that do not elect the proportional amortization method, only the amendments in this ASU that are related to disclosures apply.

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

In January 2014, the FASB issued ASU 2014-04, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40):  Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.”  The objective of the amendments in this ASU is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized.  The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  An entity can elect to adopt the amendments in this ASU using either a modified retrospective transition method or a prospective transition method.  The Company does not expect that the adoption of this ASU will have a material impact on the Company’s consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU changes the criteria for reporting discontinued operations and modifies related disclosure requirements. The new guidance is effective on a prospective basis for fiscal years beginning on or after December 15, 2014, and interim periods within those years. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 4 — (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per share (“EPS”) excludes dilution and is calculated by dividing net (loss) income applicable to common stock by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are included in the weighted-average number of common shares outstanding for both basic and diluted EPS calculations as they are committed to be released.

EPS for the three and six months ended March 31, 2014 and 2013 have been computed as follows (in thousands, except share data):

	Three months ended March 31,
	2014	2013
	(unaudited)

Net (loss) income applicable to common stock	$(5)	$34

Average number of shares issued	661,250	661,250
Less: average unallocated ESOP shares	38,142	45,795
Average number of common shares outstanding used to calculate basic and diluted (loss) earnings per share	623,108	615,455

Basic (loss) earnings per share	$(0.01)	$0.06
Diluted (loss) earnings per share	$(0.01)	$0.06

	Six months ended March 31,
	2014	2013
	(unaudited)

Net (loss) income applicable to common stock	$(73)	$68

Average number of shares issued	661,250	661,250
Less: average unallocated ESOP shares	41,989	45,950
Average number of common shares outstanding used to calculate basic and diluted (loss) earnings per share	619,261	615,300

Basic (loss) earnings per share	$(0.12)	$0.11
Diluted (loss) earnings per share	$(0.12)	$0.11

NOTE 5 - INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

The amortized cost and estimated fair value of securities available-for-sale, with gross unrealized gains and losses, are as follows (in thousands):

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
March 31, 2014 (unaudited):
U.S. Government and federal agency obligations	$1,933	$—	$22	$1,911
Mortgage-backed securities	9,810	97	54	9,853
	$11,743	$97	$76	$11,764

September 30, 2013:
U.S. Government and federal agency obligations	$800	$—	$10	$790
Mortgage-backed securities	4,445	101	27	4,519
	$5,245	$101	$37	$5,309

The amortized cost and estimated fair value of available-for-sale securities, segregated by contractual maturity at March 31, 2014, are presented below (in thousands):

	Amortized	Fair
(unaudited)	Cost Basis	Value
Due after one year through five years	749	739
Due after five years through ten years	1,184	1,172
Mortgage-backed securities	9,810	9,853
	$11,743	$11,764

There were no sales of available-for-sale securities for the six months ended March 31, 2014 and 2013.

Information pertaining to securities with gross unrealized losses at March 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2014 (unaudited):
U.S. Government and federal agency obligations	$1,911	$22	$—	$—	$1,911	$22
Mortgage-backed securities	5,053	42	649	12	5,702	54
Total temporarily impaired securities	$6,964	$64	$649	$12	$7,613	$76

September 30, 2013
U.S. Government and federal agency obligations	$739	$10	$—	$—	$739	$10
Mortgage-backed securities	2,050	27	—	—	2,050	27
Total temporarily impaired securities	$2,789	$37	$—	$—	$2,789	$37

Management conducts, at least on a quarterly basis, a review of the Company’s investment securities to determine if the value of any security has declined below its cost or amortized cost and whether such decline represents other-than-temporary impairment.  The investments in the Company’s investment portfolio that are temporarily impaired as of March 31, 2014 consist of four debt securities issued by U.S. Government federal agencies and seventeen mortgage-backed securities. The unrealized loss at March 31, 2014 is attributable to changes in market interest rates since the Company acquired the securities.  As management has the ability and the intent to hold debt securities until maturity, the declines are deemed to be not other-than-temporary.

NOTE 6 - LOANS

Loans consist of the following:

	March 31,		September 30,
	2014		2013
	(unaudited)
	(Dollars in thousands)
Real estate loans:
Residential	$40,876	63.51%	$38,630	66.62%
Commercial	10,007	15.55	9,023	15.56
Construction	933	1.45	824	1.42
Multi-family	2,871	4.46	1,712	2.95
Total real estate	54,687	84.97	50,189	86.55

Commercial	2,419	3.76	1,862	3.21

Consumer loans:
Home equity	6,052	9.40	5,179	8.93
Other	1,202	1.87	762	1.31
Total consumer	7,254	11.27	5,941	10.24
		100.00%		100.00%
Total loans	64,360		57,992
Allowance for loan losses	(416)		(435)
Deferred loan costs, net	448		382
Net loans	$64,392		$57,939

The following table sets forth information regarding the allowance for loan losses by portfolio segment as of and for the six months ended March 31, 2014 (unaudited):

	Real Estate						Consumer
	1-4 Family	1-4 Family
	Owner	Non-Owner
(In thousands)	Occupied	Occupied	Multifamily	Commercial	Construction	Commercial	Home Equity	Other	Total

Allowance for loan losses:
Beginning balance	$178	$75	$17	$81	$8	$16	$31	$29	$435
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	2	2
(Benefit) provision	(34)	4	12	(13)	1	5	3	1	(21)
Ending balance	$144	$79	$29	$68	$9	$21	$34	$32	$416

Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	144	79	29	68	9	21	34	32	416
Total allowance for loan losses ending balance	$144	$79	$29	$68	$9	$21	$34	$32	$416

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	28,790	12,086	2,871	10,007	933	2,419	6,052	1,202	64,360
Total loans ending balance	$28,790	$12,086	$2,871	$10,007	$933	$2,419	$6,052	$1,202	$64,360

The following table sets forth information regarding the allowance for loan losses by portfolio segment as of and for the six months ended March 31, 2013 (unaudited):

March 31, 2013

	Real Estate						Consumer
	1-4 Family	1-4 Family
	Owner	Non-Owner
(In thousands)	Occupied	Occupied	Multifamily	Commercial	Construction	Commercial	Home Equity	Other	Total

Allowance for loan losses:
Beginning balance	$135	$55	$12	$67	$3	$14	$33	$15	$334
Charge-offs	—	—	—	—	—	—	—	(3)	(3)
Recoveries	—	—	—	—	—	—	—	—	—
Provision (benefit)	20	6	—	8	—	2	(1)	10	45
Ending Balance	$155	$61	$12	$75	$3	$16	$32	$22	$376

Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	155	61	12	75	3	16	32	22	376
Total allowance for loan losses ending balance	$155	$61	$12	$75	$3	$16	$32	$22	$376

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	23,170	9,327	1,154	7,924	349	1,802	4,882	736	49,344
Total loans ending balance	$23,170	$9,327	$1,154	$7,924	$349	$1,802	$4,882	$736	$49,344

The following table sets forth information regarding the allowance for loan losses by portfolio segment as of September 30, 2013:

	Real Estate						Consumer
	1-4 Family	1-4 Family
	Owner	Non-Owner
(In thousands)	Occupied	Occupied	Multifamily	Commercial	Construction	Commercial	Home Equity	Other	Total

Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	178	75	17	81	8	16	31	29	435
Total allowance for loan losses ending balance	$178	$75	$17	$81	$8	$16	$31	$29	$435

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	27,155	11,475	1,712	9,023	824	1,862	5,179	762	57,992
Total loans ending balance	$27,155	$11,475	$1,712	$9,023	$824	$1,862	$5,179	$762	$57,992

The following table sets forth information regarding nonaccrual loans and past-due loans as of March 31, 2014 (unaudited):

			90 Days				90 Days or
	30—59 Days	60—89 Days	or More	Total	Total	Total	More Past Due
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing	Nonaccrual

March 31, 2014:
Real estate:
Residential	$—	$195	$—	$195	$40,681	$40,876	$—	$—
Commercial	—	—	—	—	10,007	10,007	—	—
Construction	—	—	—	—	933	933	—	—
Multi-family	—	—	—	—	2,871	2,871	—	—
Commercial	—	—	—	—	2,419	2,419	—	—
Home equity	639	—	—	639	5,413	6,052	—	—
Other consumer	—	—	—	—	1,202	1,202	—	—
Total	$639	$195	$—	$834	$63,526	$64,360	$—	$—

The following table sets forth information regarding nonaccrual loans and past-due loans as of September 30, 2013:

			90 Days				90 Days or
	30—59 Days	60—89 Days	or More	Total	Total	Total	More Past Due
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing	Nonaccrual
September 30, 2013:
Real estate:
Residential	$457	$—	$46	$503	$38,127	$38,630	$—	$46
Commercial	243	—	—	243	8,780	9,023	—	—
Construction	—	—	—	—	824	824	—	—
Multi-family	—	—	—	—	1,712	1,712	—	—
Commercial	—	—	—	—	1,862	1,862	—	—
Home equity	39	—	—	39	5,140	5,179	—	—
Other consumer	—	—	—	—	762	762	—	—
Total	$739	$—	$46	$785	$57,207	$57,992	$—	$46

As of March 31, 2014 (unaudited) and September 30, 2013, and during the periods then ended, the Company had no loans categorized as impaired.

There were no loans modified during the six months ended March 31, 2014 (unaudited) or during the year ended September 30, 2013 that met the definition of a troubled debt restructured loan as described in ASC 310-10-50.

Credit Quality Information

The Company utilizes an eight grade internal loan rating system for commercial real estate, construction and commercial loans as follows:

Loans rated 1 - 4:  Loans in these categories are considered “pass” rated loans and conform in all respects to Company and regulatory requirements.  These are also loans for which no repayment risk has been identified.  Credit or collateral exceptions are minimal, are in the process of correction and do not represent significant risk.

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

Loans rated 8:  Loans in this category are considered uncollectible (“loss”) and of such little value that their continuance as an active asset is not warranted.

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate, construction and commercial loans.  For all residential real estate and consumer loans, the Company initially assesses credit quality based upon the borrower’s ability to service the debt and subsequently monitors these loans based upon the borrower’s payment activity.

The following table presents the Company’s loans by risk rating as of March 31, 2014 (unaudited):

	Real Estate					Consumer
(In thousands)	Residential	Multi Family	Commercial	Construction	Commercial	Home Equity	Other	Total
March 31, 2014:
Grade:
Pass	$—	$2,871	$10,007	$933	$2,230	$—	$—	$16,041
Special mention	676	—	—	—	189	32	—	897
Substandard	—	—	—	—	—	21	—	21
Not formally rated	40,200	—	—	—	—	5,999	1,202	47,401
Total	$40,876	$2,871	$10,007	$933	$2,419	$6,052	$1,202	$64,360

The following table presents the Company’s loans by risk rating as of September 30, 2013:

	Real Estate					Consumer
(In thousands)	Residential	Multi Family	Commercial	Construction	Commercial	Home Equity	Other	Total
September 30, 2013:
Grade:
Pass	$—	$1,712	$8,259	$824	$1,673	$—	$—	$12,468
Special mention	244	—	511	—	189	35	—	979
Substandard	450	—	253	—	—	22	—	725
Not formally rated	37,936	—	—	—	—	5,122	762	43,820
Total	$38,630	$1,712	$9,023	$824	$1,862	$5,179	$762	$57,992

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value at March 31, 2014 (unaudited) and September 30, 2013.  The Company did not have any significant transfers of assets between Levels 1 and 2 of the fair value hierarchy during the six months ended March 31, 2014 (unaudited) and the year ended September 30, 2013.

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

Loans held-for-sale — Loans originated and held-for-sale are carried at the lower of aggregate cost or market value.  No fair value adjustments were recorded on loans held-for-sale during the six months ended March 31, 2014 and 2013 (unaudited).

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

The following summarizes assets measured at fair value on a recurring basis at March 31, 2014 (unaudited) and September 30, 2013:

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobserable Inputs Level 3
March 31, 2014:
Securities available-for-sale:
U.S. Government and federal agency obligations	$1,911	$—	$1,911	$—
Mortgage-backed securities	9,853	—	9,853	—
	$11,764	$—	$11,764	$—

September 30, 2013:
U.S. Government and federal agency obligations	$790	$—	$790	$—
Mortgage-backed securities	4,519	—	4,519	—
	$5,309	$—	$5,309	$—

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows:

	March 31, 2014 (unaudited)
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$2,639	$2,639	$—	$—	$2,639
Interest-bearing time deposits with other banks	4,223	—	4,227	—	4,227
Available-for-sale securities	11,764	—	11,764	—	11,764
Federal Home Loan Bank stock	433	433	—	—	433
Loans held-for-sale	1,683	1,712	—	—	1,712
Loans, net	64,392	—	—	64,204	64,204
Accrued interest receivable	209	209	—	—	209

Financial liabilities:
Deposits	75,542	—	75,865	—	75,865
Federal Home Loan Bank advances	2,935	—	2,935	—	2,935

	September 30, 2013
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$4,713	$4,713	$—	$—	$4,713
Interest-bearing time deposits with other banks	4,147	—	4,152	—	4,152
Available-for-sale securities	5,309	—	5,309	—	5,309
Federal Home Loan Bank stock	282	282	—	—	282
Loans held-for-sale	749	768	—	—	768
Loans, net	57,939	—	—	57,640	57,640
Accrued interest receivable	197	197	—	—	197

Financial liabilities:
Deposits	66,192	—	66,429	—	66,429

The Company may be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with GAAP.  There were no Level 1, Level 2 or Level 3 nonrecurring fair value measurements at March 31, 2014 (unaudited) and September 30, 2013.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  As of March 31, 2014 (unaudited) and September 30, 2013, the Bank met all capital adequacy requirements to which it was subject.

As of March 31, 2014 (unaudited), the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.  There are no known conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios are also presented in the table below.

						To Be Well
			Minimum			Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio		Amount	Ratio

As of March 31, 2014 (unaudited):
Total Capital (to Risk Weighted Assets)	$8,055	15.7%	$4,112	>	8.0%	$5,139	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	7,639	14.9	2,056	>	4.0	3,084	>	6.0
Tier 1 Capital (to Average Assets)	7,639	9.0	3,395	>	4.0	4,244	>	5.0

As of September 30, 2013:
Total Capital (to Risk Weighted Assets)	$8,014	17.9%	$3,576	>	8.0%	$4,469	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	7,579	17.0	1,788	>	4.0	2,682	>	6.0
Tier 1 Capital (to Average Assets)	7,579	10.0	3,040	>	4.0	3,800	>	5.0

NOTE 9 — OTHER COMPREHENSIVE INCOME (LOSS)

GAAP generally requires that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities are reported as a separate component of the stockholders’ equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income (loss).

The components of other comprehensive income (loss), included in stockholders’ equity are as follows during the three and six months ended March 31, 2014 and 2013 (unaudited):

	Three months ended March 31,
	2014	2013
	(In Thousands)
Unrealized gains (losses) on securities:
Net change in unrealized holding gain on available-for-sale securities	$20	$(25)
Reclassification adjustment for realized (gains) losses in net income	—	—
	20	(25)
Income tax (expense) benefit	(6)	10
Other comprehensive income (loss), net of tax	$14	$(15)

	Six months ended March 31,
	2014	2013
	(In Thousands)
Unrealized losses on securities:
Net change in unrealized holding gain on available-for-sale securities	$(43)	$(95)
Reclassification adjustment for realized (gains) losses in net income	—	—
	(43)	(95)
Income tax benefit	17	37
Other comprehensive (loss) income, net of tax	$(26)	$(58)

At March 31, 2014 (unaudited) and September 2013, the components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	2014	2013
	(In Thousands)
Net unrealized gain on securities available-for-sale	$12	$38
Total accumulated other comprehensive income	$12	$38

NOTE 10 — EMPLOYEE STOCK OWNERSHIP PLAN

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

The ESOP funded its stock purchase through a loan from the Company equal to 100% of the aggregate purchase price of the common stock. The ESOP trustee will repay the loan principally through the Bank’s contributions to the ESOP and, possibly, dividends paid on common stock held by the plan over a 6-year loan term.

The trustee holds the shares purchased in a loan suspense account and will release the shares from the suspense account on a pro rata basis as it repays the loan. The trustee will allocate the shares released among active participants on the basis of each active participant’s proportional share of compensation for the plan year. Generally, participants will receive distributions from the ESOP upon separation from service. The trustee will reallocate any unvested shares of common stock forfeited by participants upon their separation from service among the remaining participants in the plan.

Under applicable accounting requirements, the Company will record a compensation expense for the ESOP at the fair market value of the shares when they are committed to be released from the suspense account to participants’ accounts under the plan.

At March 31, 2014 (unaudited), the remaining principal balance on the ESOP debt is $409,000 and the number of shares held by the ESOP is 46,287.

Total compensation expense recognized in connection with the ESOP was $23,000 and $19,000 for the three months ended March 31, 2014 and 2013, respectively (unaudited), and $46,000 and $24,000 for the six months ended March 31, 2014 and 2013, respectively (unaudited).

NOTE 11 — SUBSEQUENT EVENTS

Shareholders of Meetinghouse Bancorp, Inc. approved the 2014 Equity Incentive Plan on February 19, 2014, and the Board of Directors ratified the vote on April 15, 2014.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: owner and non-owner occupied residential real estate, home equity, multi-family commercial real estate, construction, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses for the six months ended March 31, 2014.

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

Comparison of Financial Condition at March 31, 2014 (unaudited) and September 30, 2013

Total Assets. Total assets increased by $12.0 million, from $77.1 million at September 30, 2013 to $89.1 million at March 31, 2014, primarily due to an increase in loans held-for-sale of $934,000, an increase in loans, net, of $6.5 million, and an increase in investments in available-for-sale securities of $6.5 million. This increase was primarily offset by a decrease in cash and cash equivalents of $2.1 million.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $2.1 million, from $4.7 million at September 30, 2013 to $2.6 million at March 31, 2014, in order to fund new loan originations and the purchase of available-for-sale securities.

Interest-Bearing Time Deposits in Other Banks. These deposits increased by $100,000, from $4.1 million at September 30, 2013 to $4.2 million at March 31, 2014.  We maintain funds in these accounts in order to improve the yield earned on excess liquidity.

Securities. Our securities portfolio consists primarily of residential mortgage-backed securities issued by U.S. government agencies and government sponsored enterprises. Investments in available-for-sale securities increased by $6.5 million, from $5.3 million at September 30, 2013 to $11.8 million at March 31, 2014.  The increase is primarily due to purchases, net of repayments, of mortgage-backed securities.

Loans, Net. Loans, net, increased by $6.5 million, from $57.9 million at September 30, 2013 to $64.4 million at March 31, 2014. This increase was primarily due to new loans originated, net of repayments.

Loans Held-for-Sale. Loans held-for-sale increased by $934,000, from $749,000 at September 30, 2013 to $1.7 million at March 31, 2014, primarily due to the timing of loan closings and fundings.

Deposits. Our primary sources of funds are retail deposit accounts held primarily by individuals and businesses within our primary market area. Total deposits increased by $9.3 million, from $66.2 million at September 30, 2013 to $75.5 million at March 31, 2014, primarily due to a $8.3 million increase in certificates of deposit and a $511,000 increase in regular and other saving accounts.

The following table sets forth the balances of our deposit products at the dates indicated.

	March 31,		September 30,
(Dollars in thousands)	2014		2013
	(unaudited)
Noninterest-bearing demand deposits	$11,447	15.15%	$11,015	16.64%
Interest-bearing deposits:
Money market	9,897	13.10	9,799	14.80
Regular and other savings	10,080	13.34	9,569	14.46
Certificates of deposit	44,118	58.41	35,809	54.10
Total	$75,542	100.00%	$66,192	100.00%

Borrowings. We generally use borrowings from the Federal Home Loan Bank of Boston to supplement our supply of funds for originating loans and purchasing securities. No Federal Home Loan Bank of Boston borrowings were outstanding at September 30, 2013.  Total borrowings outstanding at March 31, 2014 were $2.9 million.

Comparison of Results of Operations for the Three and Six Months Ended March 31, 2014 and 2013 (unaudited)

Net (Loss) Income. Net (loss) income went from net income of $34,000 in the three months ended March 31, 2013 to a net loss of ($5,000) in the three months ended March 31, 2014, primarily due to a decrease in total noninterest income of $180,000 and an increase in noninterest expense of $16,000, offset by an increase in interest income of $112,000 and a decrease in provision for loan loss of $51,000.

Net (loss) income went from net income of $68,000 in the six months ended March 31, 2013 to a net loss of ($73,000) in the six months ended March 31, 2014, primarily due to a decrease in non-interest income of $403,000 and an increase in noninterest expense of $70,000, offset by an increase in net interest and dividend income of $196,000, a decrease in income tax expense of $70,000 and a decrease in provision for loan losses of $66,000.

Non-Interest Income. Non-interest income decreased by $180,000 from $352,000 in the three months ended March 31, 2013 to $172,000 in the three months ended March 31, 2014, primarily due to a decrease in gains on secondary market activities of $192,000, from $264,000 in the three months ended March 31, 2013 to $72,000 in the three months ended March 31, 2014.  This decrease is attributed to a reduction in gains on loans sold due to a reduced volume of loans sold.

Non-interest income decreased by $403,000 from $707,000 in the six months ended March 31, 2013 to $304,000 in the six months ended March 31, 2014, primarily due to a decrease in gains on secondary market activities of $422,000, from $524,000 in the six months ended March 31, 2013 to $102,000 in the six months ended March 31, 2014.  This decrease is attributed to a reduction in gains on loans sold due to a reduced volume of loans sold.

Net Interest and Dividend Income. Net interest and dividend income increased by $102,000, from $531,000 in the three months ended March 31, 2013 to $633,000 in the three months ended March 31, 2014, primarily due to the increase in loans, net. The average outstanding balance of loans, net increased by $10.2 million, from $55.2 million in the three months ended March 31, 2013 to $65.4 million in the three months ended March 31, 2014. The average yield on interest-earning assets increased from 3.80% in the three months ended March 31, 2013 to 3.85% in the three months ended March 31, 2014, along with an increase in the average balance of interest-earning assets from $69.9 million to $80.6 million. The average rate paid on interest-bearing liabilities decreased from 0.96% in the three months ended March 31, 2013 to 0.92% in the three months ended March 31, 2014. The interest rate spread increased from 2.84% in the three months ended March 31, 2013 to 2.98% in the three months ended March 31, 2014.

Net interest and dividend income increased by $200,000, from $1.0 million in the six months ended March 31, 2013 to $1.2 million in the six months ended March 31, 2014 primarily due to the increase in loans, net. The average outstanding balance of loans, net increased by $10.8 million, from $53.2 million in the six months ended March 31, 2013 to $64.0 million in the six months ended March 31, 2014.  The average yield on interest-earning assets increased from 3.68% in the six months ended March 31, 2013 to 3.85% in the six months ended March 31, 2014, along with an increase in the average balance of interest-earning assets from $69.6 million to $77.4 million. The average rate paid on interest-bearing liabilities decreased from 0.97% in the six months ended March 31, 2013 to 0.90% in the six months ended March 31, 2014. The interest rate spread increased from 2.71% in the six months ended March 31, 2013 to 2.95% in the six months ended March 31, 2014.

Average Balances and Yields.  The following tables (unaudited) present information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using daily balances. Loan fees are included in interest income on loans and are insignificant.

	Three months ended March 31,
	2014			2013
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate (4)	Balance	Paid	Rate (4)

Interest-earning assets:
Securities (1)	$10,619	$66	2.49%	$5,857	$39	2.66%
Loans, net (2)	65,450	701	4.28%	55,156	612	4.44%
Other interest-earning assets (3)	4,530	8	0.71%	8,837	12	0.54%
Total interest-earning assets	80,599	775	3.85%	69,850	663	3.80%

Non-interest earning assets	8,999			9,565
Total assets	$89,598			$79,415

Interest-bearing liabilities:
Regular savings accounts	$9,642	$4	0.17%	$9,417	$6	0.25%
Money market accounts	10,012	13	0.52%	9,160	12	0.52%
Time deposits	40,336	121	1.20%	36,324	114	1.26%
Total interest-bearing deposits	59,990	138	0.92%	54,901	132	0.96%

Federal Home Loan Bank advances	5,081	4	0.31%	241	—	—
Total interest-bearing liabilities	65,071	142	0.87%	55,142	132	0.96%

Demand deposits	11,144			10,672
Other liabilities	101			129
Stockholders’ equity	13,282			13,472
Total liabilities and stockholders’ equity	$89,598			$79,415

Net interest income		$633			$531

Interest rate spread			2.98%			2.84%
Net yield on earning assets			3.14%			3.04%

(1) Includes Federal Home Loan Bank stock, deposits with Co-operative Central Bank, and available-for-sale securities.

(2) Includes non-accrual loans and interest received on such loans, and loans held-for-sale.

(3) Includes short-term investments.

(4) Yields and rates for the three month periods ended March 31, 2014 and 2013 are annualized.

	Six months ended March 31,
	2014			2013
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate (4)	Balance	Paid	Rate (4)

Interest-earning assets:
Securities (1)	$8,732	$100	2.29%	$5,938	$81	2.73%
Loans, net (2)	63,974	1,375	4.30%	53,217	1,174	4.41%
Other interest-earning assets (3)	4,676	16	0.68%	10,464	27	0.52%
Total interest-earning assets	77,382	1,491	3.85%	69,619	1,282	3.68%

Non-interest earning assets	9,009			8,780
Total assets	$86,391			$78,399

Interest-bearing liabilities:
Regular savings accounts	$9,668	$8	0.17%	$9,214	$12	0.26%
Money market accounts	9,914	27	0.54%	8,970	23	0.51%
Time deposits	38,570	236	1.22%	36,248	230	1.27%
Total interest-bearing deposits	58,152	271	0.93%	54,432	265	0.97%

Federal Home Loan Bank advances	3,726	7	0.37%	119	—	—
Total interest-bearing liabilities	61,878	278	0.90%	54,551	265	0.97%

Demand deposits	11,059			14,245
Other liabilities	207			122
Stockholders’ equity	13,247			9,481
Total liabilities and stockholders’ equity	$86,391			$78,399

Net interest income		$1,213			$1,017

Interest rate spread			2.95%			2.71%
Net yield on earning assets			3.14%			2.92%

(1) Includes Federal Home Loan Bank stock, deposits with Co-operative Central Bank, and available-for-sale securities.

(2) Includes non-accrual loans and interest received on such loans, and loans held-for-sale.

(3) Includes short-term investments.

(4) Yields and rates for the six month periods ended March 31, 2014 and 2013 are annualized.

Rate/Volume Analysis.  The following tables (unaudited) set forth the effects of changing rates and volumes on our net interest and dividend income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total increase (decrease) column represents the sum of the prior columns. For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionally based on the changes due to rate and the changes due to volume.

	Three Months Ended			Six Months Ended
	March 31, 2014			March 31, 2014
	Compared to			Compared to
	Three Months Ended			Six Months Ended
	March 31, 2013			March 31, 2013
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net

Interest income:
Securities (1)	$29	$(3)	$26	$27	$(10)	$17
Loans, net (2)	114	2	116	238	6	244
Other interest-earning assets (3)	(60)	57	(3)	(81)	72	(9)
Total interest-earning assets	83	56	139	184	68	252

Interest expense:
Deposits	$13	$(7)	$6	18	$(12)	$6
Federal Home Loan Bank advances	4	—	4	7	—	7
Total interest-bearing liabilities	17	(7)	10	25	(12)	13
Increase (decrease) in net interest income	$66	$63	$129	159	$80	$239

(1)         Includes Federal Home Loan Bank of Boston stock, deposits with the Cooperative Central Bank, and available-for-sale securities.

(2)         Includes non accruing loan balances and interest received on such loans, and loans held-for-sale.

(3)         Includes short-term investments.

Provision (Credit) for Loan Losses. The provision for loan losses decreased by $51,000, from $41,000 for the three months ended March 31, 2013 to $(10,000) for the three months ended March 31, 2014.  The decrease in the provision was due to the annual review of the loan portfolio resulting in several classification upgrades.

The provision for loan losses decreased by $66,000, from $45,000 for the six months ended March 31, 2013 to $(21,000) for the six months ended March 31, 2014.  The decrease in the provision was due to the annual review of the loan portfolio resulting in several classification upgrades and a reduction in the reserve percentage for some loan categories, primarily the 1-4 family owner occupied category.

Analysis of Loan Loss Experience. The following tables set forth an analysis of the allowance for loan losses for the periods indicated (unaudited).

	For the		For the
	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Dollars in thousands)	2014	2013	2014	2013

Allowance at beginning of period	$424	$335	$435	$334
(Benefit) provision for loan losses	(10)	41	(21)	45
Charge-offs	—	—	—	(3)
Recoveries	2	—	2	—
Allowance at end of period	$416	$376	$416	$376

Allowance for loan losses as a percent of non- performing loans	N/A	N/A	N/A	N/A
Allowance for loan losses as a percent of total loans	0.65%	0.76%	0.65%	0.76%
Net (charge-offs) recoveries to average loans outstanding during the period	—%	—%	—%	—%

Noninterest Income. Noninterest income decreased by $180,000, from $352,000 in the three months ended March 31, 2013 to $172,000 in the three months ended March 31, 2014, primarily due to a decrease in gain on secondary market activities from $264,000 to $72,000. The decrease in gain on secondary market activities was primarily due to decreased volume of loans sold in the secondary market due to an increase in market interest rates.

Noninterest income decreased by $403,000, from $707,000 in the six months ended March 31, 2013 to $304,000 in the six months ended March 31, 2014, primarily due to a decrease in gain on secondary market activities from $524,000 to $102,000. The decrease in gain on secondary market activities was primarily due to decreased volume of loans sold in the secondary market due to an increase in market interest rates.

Noninterest Expense. Noninterest expense increased by $16,000, from $795,000 in the three months ended March 31, 2013 to $811,000 in the three months ended March 31, 2014 primarily due to increases in occupancy and equipment expense.  Occupancy and equipment expenses increased $34,000, primarily due to increased expenses related to the opening of a branch in Roslindale.

Noninterest expense increased by $70,000, from $1.6 million in the six months ended March 31, 2013 to $1.6 million in the six months ended March 31, 2014 primarily due to increases in occupancy and equipment expense.  Occupancy and equipment expenses increased $68,000, primarily due to increased expenses related to the opening of a branch in Roslindale.

Income Tax (Benefit) Expense. Income tax expense decreased by $4,000, from $13,000 in the three months ended March 31, 2013 to $9,000 in the three months ended March 31, 2014, due to the pre-tax loss for the three months ended March 31, 2014. The effective tax rate was 27.7% for the three months ended March 31, 2013 and 225.0% for the three months ended March 31, 2014.

Income tax expense decreased by $70,000, from $32,000 in the six months ended March 31, 2013 to $(38,000) in the six months ended March 31, 2014, due to the pre-tax loss for the six months ended March 31, 2014. The effective tax rate was 32.0% for the six months ended March 31, 2013 and the income tax benefit rate was 34.2% for the six months ended March 31, 2014.

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

The following table provides information with respect to our nonperforming assets, including troubled debt restructurings, at the dates indicated.

	March 31,	September 30,
(Dollars in thousands)	2014	2013
	(unaudited)
Nonaccrual loans:
Real estate loans:
Residential	$—	$46
Commercial	—	—
Total real estate	—	46
Consumer loans	—	—
Total	—	46
Accruing loans past due 90 days or more	—	—
Total nonaccrual loans and accruing loans past due 90 days or more	—	46
Other real estate owned	—	—
Total nonperforming assets	—	46
Troubled debt restructurings	—	—
Total nonperforming assets and troubled debt restructurings	$—	$46

Total nonperforming loans to total loans	—%	0.08%
Total nonperforming loans to total assets	—%	0.06%
Total nonperforming assets and troubled debt restructurings to total assets	—%	0.06%

Liquidity and Capital Resources

Liquidity Management.  Liquidity is the ability to meet current and future financial obligations of a short-term and long-term nature. The Bank’s primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities, and borrowings from the Federal Home Loan Bank of Boston. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and prepayments on loans are greatly influenced by general interest rates, economic conditions and competition.

Management regularly adjusts its investments in liquid assets based upon an assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our interest rate risk and investment policies.

The Bank’s most liquid assets are cash and cash equivalents, interest-bearing deposits in other banks, and U.S. government federal agencies and mortgage-backed securities. The levels of these assets depend on the Bank’s operating, financing, lending and investing activities during any given period.  At March 31, 2014, cash and cash equivalents totaled $2.6 million.  Securities classified as available-for-sale provide additional sources of liquidity and had a market value of $11.8 million at March 31, 2014.  In addition, at March 31, 2014, the Bank had the ability to borrow a total of approximately $17.3 million from the Federal Home Loan Bank of Boston.  At March 31, 2014, the Bank had borrowings outstanding of $2.9 million.  At March 31, 2014, the Bank also had the ability to borrow $3.7 million from the Co-operative Central Bank, none of which was outstanding at that date. In addition, the Bank had a $500,000 line of credit available from Bankers’ Bank Northeast. At March 31, 2014, the Bank had no borrowings outstanding under this credit facility.

At March 31, 2014, the Bank had $6.7 million in loan commitments outstanding, which consisted of commitments to originate loans, available lines of credit, standby letters of credit and unadvanced funds on construction loans. Certificates of deposit due within one year after March 31, 2014 totaled $25.0 million, or 57% of total time deposits.  If these maturing deposits are not renewed, the Bank will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than the Bank currently pays on the certificates of deposit. Management believes, however, based on past experience that a significant portion of our certificates of deposit will be renewed.  The Bank has the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock.  The Company’s primary source of income is dividends received from the Bank.  Under Massachusetts banking law, the amount of dividends that the Bank may declare and pay to the Company in any calendar year, without receipt of prior approval from the Commissioner of Banks of Massachusetts, cannot exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock.  At March 31, 2014, the Company had liquid assets of $2.2 million.

Contractual Obligations. The Company has entered into a non-cancellable lease agreement pertaining to the Roslindale branch facility.

Capital Management.  The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At March 31, 2014, the Bank exceeded all of its regulatory capital requirements to be considered “well capitalized” under regulatory guidelines.  See note 8 of the notes to consolidated financial statements.

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

Notional amounts of financial instrument liabilities with off-balance sheet credit risk are as follows (in thousands):

	March 31,	September 30,
	2014	2013
	(unaudited)
Commitments to originate loans	$2,607	$1,880
Unadvanced funds on lines of credit	3,756	2,803
Standby letters of credit	149	149
Unadvanced funds on construction loans	220	307
	$6,732	$5,139

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

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  The Company’s management believes that such routine legal proceedings, in the aggregate, are immaterial to the Company’s financial condition and results of operations.

Item 1A.  Risk Factors

There have been no material changes in the Company’s risk factors during the six months ended March 31, 2014. See the discussion and analysis of risk factors, in Item 1A entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013.

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

3.2                               Articles of Amendment to Articles of Incorporation of Meetinghouse Bancorp, Inc. (1)

3.3                               Bylaws of Meetinghouse Bancorp, Inc. (1)

31.1                        Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2                        Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0                        Section 1350 Certification

101.1                     The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of (Loss) Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Unaudited Consolidated Financial Statements.

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

MEETINGHOUSE BANCORP, INC.

Dated: May 14, 2014	By:	/s/ Anthony A. Paciulli
Anthony A. Paciulli
President and Chief Executive Officer

Dated: May 14, 2014	By:	/s/ Wayne Gove
Wayne Gove
Senior Vice President and Chief Financial Officer