Form 10-Q
period 2014-06-30
Meetinghouse Bancorp, Inc.
filed 2014-08-14
CIK 1543367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The Registrant had 661,250 shares of common stock, par value $0.01 per share, outstanding as of August 13, 2014.

MEETINGHOUSE BANCORP, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

MEETINGHOUSE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	September 30,
	2014	2013
	(Unaudited)
ASSETS
Cash and due from banks	$3,326	$3,182
Federal funds sold	345	1,485
Interest-bearing demand deposits with other banks	34	46
Cash and cash equivalents	3,705	4,713
Interest-bearing time deposits in other banks	2,984	4,147
Investments in available-for-sale securities (at fair value)	14,464	5,309
Federal Home Loan Bank stock, at cost	561	282
Loans held-for-sale	5,537	749
Loans, net of allowance for loan losses of $457,000 as of June 30, 2014 and $435,000 as of September 30, 2013	70,027	57,939
Premises and equipment	1,900	1,865
Investment in real estate	937	952
Cooperative Central Bank deposit	427	427
Accrued interest receivable	231	197
Other assets	596	481
Total assets	$101,369	$77,061

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$13,243	$11,015
Interest-bearing	68,652	55,177
Total deposits	81,895	66,192
Deferred income tax liability, net	132	107
Federal Home Loan Bank advances	8,760	—
Other liabilities	165	375
Total liabilities	90,952	66,674
Stockholders’ Equity:
Preferred stock, 500,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value; 5,000,000 shares authorized; 661,250 shares issued and outstanding at June 30, 2014 and September 30, 2013	7	7
Additional paid-in capital	5,665	5,645
Retained earnings	5,026	5,179
Unearned compensation - ESOP (34,347 shares unallocated at June 30, 2014 and 45,795 shares at September 30, 2013)	(361)	(482)
Accumulated other comprehensive income	80	38
Total stockholders’ equity	10,417	10,387
Total liabilities and stockholders’ equity	$101,369	$77,061

The accompanying notes are an integral part of these consolidated financial statements.

MEETINGHOUSE BANCORP, INC.

CONSOLIDATED STATEMENTS OF LOSS

(In thousands, except share data)

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Interest and dividend income:
Interest and fees on loans	$738	$627	$2,113	$1,802
Interest and dividends on securities	89	34	189	114
Other interest	7	9	23	36
Total interest and dividend income	834	670	2,325	1,952
Interest expense:
Interest on deposits	149	131	420	396
Interest on Federal Home Loan Bank advances	3	—	10	—
Total interest expense	152	131	430	396
Net interest and dividend income	682	539	1,895	1,556
Provision for loan losses	40	27	19	72
Net interest and dividend income after provision for loan losses	642	512	1,876	1,484
Noninterest income:
Gain on secondary market activities	102	190	314	714
Customer service fees	56	75	230	225
Other income	8	11	36	44
Total noninterest income	166	276	580	983
Noninterest expense:
Salaries and employee benefits	494	428	1,446	1,297
Occupancy and equipment expense	120	117	345	275
Professional fees	112	143	298	315
Data processing	70	57	221	197
Deposit insurance expense	18	44	46	48
Advertising	23	12	64	48
Supplies	12	17	32	46
Other expense	81	91	237	262
Total noninterest expense	930	909	2,689	2,488
Loss before income tax benefit	(122)	(121)	(233)	(21)
Income tax benefit	(42)	(49)	(80)	(17)
Net loss	$(80)	$(72)	$(153)	$(4)

Loss per share:
Basic	$(0.13)	(0.12)	$(0.25)	(0.01)
Diluted	$(0.13)	(0.12)	$(0.25)	(0.01)

Weighted average shares outstanding
Basic	625,016	615,455	621,193	615,363
Diluted	625,016	615,455	621,193	615,363

The accompanying notes are an integral part of these consolidated financial statements.

MEETINGHOUSE BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in thousands)

	Three months ended June 30,
	2014	2013
	(Unaudited)
Net loss	$(80)	$(72)
Other comprehensive income (loss), net of tax:
Net change in unrealized holding gain on available-for-sale securities	69	(55)
Other comprehensive income (loss), net of tax	69	(55)
Comprehensive loss	$(11)	$(127)

	Nine months ended June 30,
	2014	2013
	(Unaudited)
Net loss	$(153)	$(4)
Other comprehensive income (loss), net of tax:
Net change in unrealized holding gain on available-for-sale securities	42	(113)
Other comprehensive income (loss), net of tax	42	(113)
Comprehensive loss income	$(111)	$(117)

The accompanying notes are an integral part of these consolidated financial statements.

MEETINGHOUSE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended June 30, 2014 and 2013

(Dollars in thousands)

(Unaudited)

						Accumulated
			Additional		Unearned	Other
	Common Stock		paid-in	Retained	compensation	Comprehensive
	Shares	Amount	capital	Earnings	- ESOP	Income	Total
Balance, September 30, 2012	—	$—	$—	$5,256	$—	$162	$5,418
Net loss				(4)			(4)
Other comprehensive loss, net of tax	—	—	—	—	—	(113)	(113)
Issuance of common stock for initial public offering, net of offering costs of $961	661,250	7	5,645	—	—	—	5,652
Common stock acquired by ESOP (46,287 shares)	—	—	—	—	(487)	—	(487)
Common stock released by ESOP (492 shares)	—	—	—	—	5	—	5
Balance, June 30, 2013	661,250	$7	$5,645	$5,252	$(482)	$49	$10,471

Balance, September 30, 2013	661,250	7	5,645	$5,179	$(482)	$38	$10,387
Net loss	—	—	—	(153)	—	—	(153)
Other comprehensive income, net of tax	—	—	—	—	—	42	42
Common stock released by ESOP (7,632 shares)	—	—	15	—	80	—	95
Common stock committed to be released by ESOP (3,816 shares)	—	—	5	—	41	—	46
Balance, June 30, 2014	661,250	$7	$5,665	$5,026	$(361)	$80	$10,417

The accompanying notes are an integral part of these consolidated financial statements.

MEETINGHOUSE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Nine Months Ended June 30,
	2014	2013
	(Unaudited)
Cash flows from operating activities:
Net loss	$(153)	$(4)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of securities, net	25	25
Provision for loan losses	19	72
Change in deferred loan costs, net	(125)	(164)
Loans originated for sale	(30,607)	(93,065)
Proceeds from sales of loans	26,133	93,741
Gain on sales of loans	(314)	(714)
Depreciation and amortization	131	95
Increase in accrued interest receivable	(34)	(24)
(Increase) decrease in other assets	(121)	498
ESOP shares released and committed to be released	141	—
(Decrease) increase in accrued expenses and other liabilities	(210)	56

Net cash (used in) provided by operating activities	(5,115)	516

Cash flows from investing activities:
Purchases of interest-bearing time deposits in other banks	(1,738)	(1,992)
Proceeds from maturities of interest-bearing time deposits in other banks	2,901	1,052
Purchases of available-for-sale securities	(10,146)	(2,181)
Proceeds from maturities of available-for-sale securities	1,033	1,891
Loan originations and principal collections, net	(11,985)	(9,451)
Recoveries of loans previously charged off	3	—
(Purchase) redemption of Federal Home Loan Bank stock	(279)	119
Capital expenditures	(145)	(527)

Net cash used in investing activities	(20,356)	(11,089)

Cash flows from financing activities:
Net increase (decrease) in demand deposits, NOW and savings accounts	4,383	(2,493)
Net increase (decrease) in time deposits	11,320	(1,002)
Net change in short-term advances from Federal Home Loan Bank	8,760	1,500
Proceeds from common stock offering	—	6,613
Costs of common stock offering	—	(961)
Common stock acquired by ESOP	—	(487)

Net cash provided by financing activities	24,463	3,170

Net decrease in cash and cash equivalents	(1,008)	(7,403)
Cash and cash equivalents at beginning of period	4,713	10,177
Cash and cash equivalents at end of period	$3,705	$2,774

Supplemental disclosures:
Interest paid	$430	$396
Income taxes received	—	(13)

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

On January 17, 2012, the Board of Directors of the Bank adopted a plan of conversion under which the Bank would convert from a Massachusetts-chartered mutual co-operative bank to a Massachusetts-chartered stock co-operative bank and become the wholly-owned subsidiary of a newly chartered stock holding company, Meetinghouse Bancorp, Inc. (“the Company”). The conversion was subject to approval by the Federal Reserve Board and the Massachusetts Division of Banks, non-objection by the Federal Deposit Insurance Corporation, and approval by the depositors of the Bank, and included the filing of a registration statement with the U.S. Securities and Exchange Commission (“SEC”). Such approvals and non-objections were obtained and, effective November 19, 2012, the Company completed its initial public offering in connection with the conversion transaction by selling a total of 661,250 shares of common stock at a purchase price of $10.00 per share in a subscription offering, of which 27,700 shares were purchased by the Company’s employee stock ownership plan (the “ESOP”).  An additional 18,587 shares were purchased by the ESOP in the open market subsequent to the initial public offering.

The cost of conversion and issuing the capital stock has been deducted from the proceeds of the offering. The Company incurred $961,000 in conversion costs which were netted against the proceeds of the initial public offering.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions for Form 10-Q and Article 8 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are necessary for a fair presentation.  The results shown for the interim period ended June 30, 2014 are not necessarily indicative of the results to be obtained for the full year.  These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2013 included in the Company’s Annual Report on Form 10-K filed by the Company with the SEC.

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

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360):  Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”  This ASU changes the criteria for reporting discontinued operations and modifies related disclosure requirements.  For public entities, the new guidance is effective in the first quarter of 2015 with calendar year ends.  For nonpublic entities, the new guidance is effective for annual financial statements with years that begin on or after December 15, 2014.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).”  The objective of this ASU was to clarify principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards.  The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards.  The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.   For public entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early application is not permitted.  For nonpublic entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018.  Early application is permitted, but no earlier than an annual reporting period beginning after December 15, 2016, including interim periods within that reporting period.  The Company is currently reviewing this ASU to determine if it will have an impact on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing (Topic 860):  Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.”  The amendments in this ASU require two accounting changes.  First, the amendments in this ASU change the accounting for repurchase-to-maturity transactions to secured borrowing accounting.  Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement.  This ASU also includes new disclosure requirements.  The accounting changes in this Update are effective for public business entities for the first interim or annual period beginning after December 15, 2014.  For all other entities, the accounting changes are effective for annual periods beginning after December 15, 2014, and interim periods beginning after December 15, 2015.  An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption.  Earlier application for a public business entity is prohibited; however, all other entities may elect to apply the requirements for interim periods beginning after December 15, 2014.  The Company is currently reviewing this ASU to determine if it will have an impact on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation (Topic 718):  Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period.”  The amendments in this ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards.  This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015.  Earlier adoption is permitted.  ASU 2014-12 may be adopted either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements, and to all new or modified awards thereafter.  If retrospective transition is adopted, the cumulative effect of applying this update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date.  The Company is currently reviewing this ASU to determine if it will have an impact on its consolidated financial statements.

NOTE 4 —LOSS PER SHARE

Basic loss per share (“EPS”) excludes dilution and is calculated by dividing net loss applicable to common stock by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are included in the weighted-average number of common shares outstanding for both basic and diluted EPS calculations as they are committed to be released.

EPS for the three and nine months ended June 30, 2014 and 2013 have been computed as follows (in thousands, except share data):

	Three months ended June 30,
	2014	2013
	(unaudited)

Net loss applicable to common stock	$(80)	$(72)

Average number of shares issued	661,250	661,250
Less: average unallocated ESOP shares	36,234	45,795
Average number of common shares outstanding used to calculate basic and diluted loss per share	625,016	615,455

Basic loss per share	$(0.13)	$(0.12)
Diluted loss per share	$(0.13)	$(0.12)

	Nine months ended June 30,
	2014	2013
	(unaudited)

Net loss applicable to common stock	$(153)	$(4)

Average number of shares issued	661,250	661,250
Less: average unallocated ESOP shares	40,057	45,887
Average number of common shares outstanding used to calculate basic and diluted loss per share	621,193	615,363

Basic loss per share	$(0.25)	$(0.01)
Diluted loss per share	$(0.25)	$(0.01)

NOTE 5 - INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

The amortized cost and estimated fair value of securities available-for-sale, with gross unrealized gains and losses, are as follows (in thousands):

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
June 30, 2014 (unaudited):
U.S. Government and federal agency obligations	$2,645	$6	$16	$2,635
Mortgage-backed securities	11,688	171	30	11,829
	$14,333	$177	$46	$14,464

September 30, 2013:
U.S. Government and federal agency obligations	$800	$—	$10	$790
Mortgage-backed securities	4,445	101	27	4,519
	$5,245	$101	$37	$5,309

The amortized cost and estimated fair value of available-for-sale securities, segregated by contractual maturity at June 30, 2014, are presented below (in thousands):

	Amortized	Fair
(unaudited)	Cost Basis	Value
Due after one year through five years	749	742
Due after five years through ten years	1,896	1,893
Mortgage-backed securities	11,688	11,829
	$14,333	$14,464

There were no sales of available-for-sale securities for the nine months ended June 30, 2014 and 2013.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2014 (unaudited):
U.S. Government and federal agency obligations	$1,181	$9	$742	$7	$1,923	$16
Mortgage-backed securities	2,655	18	782	12	3,437	30
Total temporarily impaired securities	$3,836	$27	$1,524	$19	$5,360	$46

September 30, 2013:
U.S. Government and federal agency obligations	$739	$10	$—	$—	$739	$10
Mortgage-backed securities	2,050	27	—	—	2,050	27
Total temporarily impaired securities	$2,789	$37	$—	$—	$2,789	$37

Management conducts, at least on a quarterly basis, a review of the Company’s investment securities to determine if the value of any security has declined below amortized cost and whether such decline represents other-

than-temporary impairment.  The investments in the Company’s investment portfolio that are temporarily impaired as of June 30, 2014 consist of four debt securities and ten mortgage-backed securities issued by U.S. Government federal agencies and government sponsored enterprises. The unrealized losses at June 30, 2014 are attributable to changes in market interest rates since the Company acquired the securities.  As management has the ability and the intent to hold debt securities until maturity, the declines are deemed to be not other-than-temporary.

NOTE 6 - LOANS

Loans consist of the following:

	June 30,		September 30,
	2014		2013
	(unaudited)
	(Dollars in thousands)
Real estate loans:
Residential	$45,808	65.46%	$38,630	66.62%
Commercial	10,440	14.92	9,023	15.56
Construction	1,030	1.47	824	1.42
Multi-family	2,853	4.08	1,712	2.95
Total real estate	60,131	85.93	50,189	86.55

Commercial	2,562	3.66	1,862	3.21

Consumer loans:
Home equity	6,018	8.60	5,179	8.93
Other	1,266	1.81	762	1.31
Total consumer	7,284	10.41	5,941	10.24
		100.00%		100.00%
Total loans	69,977		57,992
Allowance for loan losses	(457)		(435)
Deferred loan costs, net	507		382
Net loans	$70,027		$57,939

The following table sets forth information regarding the allowance for loan losses by portfolio segment as of and for the nine months ended June 30, 2014 (unaudited):

	Real Estate						Consumer
	1-4 Family	1-4 Family
	Owner	Non-Owner
(In thousands)	Occupied	Occupied	Multifamily	Commercial	Construction	Commercial	Home Equity	Other	Total

Allowance for loan losses:
Beginning balance	$178	$75	$17	$81	$8	$16	$31	$29	$435
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	3	3
(Benefit) provision	(15)	12	12	(10)	2	6	4	8	19
Ending balance	$163	$87	$29	$71	$10	$22	$35	$40	$457

Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	163	87	29	71	10	22	35	40	457
Total allowance for loan losses ending balance	$163	$87	$29	$71	$10	$22	$35	$40	$457

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	32,425	13,383	2,853	10,440	1,030	2,562	6,018	1,266	69,977
Total loans ending balance	$32,425	$13,383	$2,853	$10,440	$1,030	$2,562	$6,018	$1,266	$69,977

The following table sets forth information regarding the allowance for loan losses by portfolio segment as of and for the nine months ended June 30, 2013 (unaudited):

	Real Estate						Consumer
	1-4 Family	1-4 Family
	Owner	Non-Owner
(In thousands)	Occupied	Occupied	Multifamily	Commercial	Construction	Commercial	Home Equity	Other	Total

Allowance for loan losses:
Beginning balance	$135	$55	$12	$67	$3	$14	$33	$15	$334
Charge-offs	—	—	—	—	—	—	—	(3)	(3)
Recoveries	—	—	—	—	—	—	—	—	—
Provision (benefit)	30	8	5	14	—	1	(2)	16	72
Ending balance	$165	$63	$17	$81	$3	$15	$31	$28	$403

Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	165	63	17	81	3	15	31	28	403
Total allowance for loan losses ending balance	$165	$63	$17	$81	$3	$15	$31	$28	$403

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	24,888	9,699	1,722	8,908	321	1,762	5,007	699	53,006
Total loans ending balance	$24,888	$9,699	$1,722	$8,908	$321	$1,762	$5,007	$699	$53,006

The following table sets forth information regarding the allowance for loan losses by portfolio segment as of September 30, 2013:

	Real Estate						Consumer
	1-4 Family	1-4 Family
	Owner	Non-Owner
(In thousands)	Occupied	Occupied	Multifamily	Commercial	Construction	Commercial	Home Equity	Other	Total

Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	178	75	17	81	8	16	31	29	435
Total allowance for loan losses ending balance	$178	$75	$17	$81	$8	$16	$31	$29	$435

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	27,155	11,475	1,712	9,023	824	1,862	5,179	762	57,992
Total loans ending balance	$27,155	$11,475	$1,712	$9,023	$824	$1,862	$5,179	$762	$57,992

The following table sets forth information regarding nonaccrual loans and past-due loans as of June 30, 2014 (unaudited):

			90 Days				90 Days or
	30–59 Days	60–89 Days	or More	Total	Total	Total	More Past Due
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing	Nonaccrual

June 30, 2014:
Real estate:
Residential	$35	$—	$—	$35	$45,773	$45,808	$—	$—
Commercial	—	—	—	—	10,440	10,440	—	—
Construction	—	—	—	—	1,030	1,030	—	—
Multi-family	—	—	—	—	2,853	2,853	—	—
Commercial	—	—	—	—	2,562	2,562	—	—
Home equity	92	14	21	127	5,891	6,018	—	21
Other consumer	—	—	—	—	1,266	1,266	—	—
Total	$127	$14	$21	$162	$69,815	$69,977	$—	$21

The following table sets forth information regarding nonaccrual loans and past-due loans as of September 30, 2013:

			90 Days				90 Days or
	30–59 Days	60–89 Days	or More	Total	Total	Total	More Past Due
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing	Nonaccrual

September 30, 2013:
Real estate:
Residential	$457	$—	$46	$503	$38,127	$38,630	$—	$46
Commercial	243	—	—	243	8,780	9,023	—	—
Construction	—	—	—	—	824	824	—	—
Multi-family	—	—	—	—	1,712	1,712	—	—
Commercial	—	—	—	—	1,862	1,862	—	—
Home equity	39	—	—	39	5,140	5,179	—	—
Other consumer	—	—	—	—	762	762	—	—
Total	$739	$—	$46	$785	$57,207	$57,992	$—	$46

As of June 30, 2014 (unaudited) and September 30, 2013, and during the periods then ended, the Company had no loans that met the definition of an impaired loan in ASC 310-10-35, “Receivables-Overall-Subsequent Measurement.”

There were no loans modified during the nine months ended June 30, 2014 and 2013 that met the definition of a troubled debt restructured loan as described in ASC 310-40.

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

The following table presents the Company’s loans by risk rating as of June 30, 2014 (unaudited):

	Real Estate					Consumer
(In thousands)	Residential	Multi Family	Commercial	Construction	Commercial	Home Equity	Other	Total
June 30, 2014:
Grade:
Pass	$—	$2,853	$10,440	$1,030	$2,379	$—	$—	$16,702
Special mention	668	—	—	—	183	30	—	881
Substandard	—	—	—	—	—	21	—	21
Not formally rated	45,140	—	—	—	—	5,967	1,266	52,373
Total	$45,808	$2,853	$10,440	$1,030	$2,562	$6,018	$1,266	$69,977

The following table presents the Company’s loans by risk rating as of September 30, 2013:

	Real Estate					Consumer
(In thousands)	Residential	Multi Family	Commercial	Construction	Commercial	Home Equity	Other	Total
September 30, 2013:
Grade:
Pass	$—	$1,712	$8,259	$824	$1,673	$—	$—	$12,468
Special mention	244	—	511	—	189	35	—	979
Substandard	450	—	253	—	—	22	—	725
Not formally rated	37,936	—	—	—	—	5,122	762	43,820
Total	$38,630	$1,712	$9,023	$824	$1,862	$5,179	$762	$57,992

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value at June 30, 2014 (unaudited) and September 30, 2013.  The Company did not have any significant transfers of assets between Levels 1 and 2 of the fair value hierarchy during the nine months ended June 30, 2014 (unaudited) and the year ended September 30, 2013.

Cash and cash equivalents - The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets’ fair values.

Interest-bearing time deposits in other banks — The fair value of interest-bearing time deposits in other banks is determined by discounting the cash flows associated with these instruments using current market rates for deposits with similar characteristics.

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

Loans held-for-sale — Loans originated and held-for-sale are carried at the lower of aggregate cost or market value.  No fair value adjustments were recorded on loans held-for-sale during the nine months ended June 30, 2014 and 2013 (unaudited).

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

The following summarizes assets measured at fair value on a recurring basis at June 30, 2014 (unaudited) and September 30, 2013:

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
June 30, 2014:
Securities available-for-sale:
U.S. Government and federal agency obligations	$2,635	$—	$2,635	$—
Mortgage-backed securities	11,829	—	11,829	—
	$14,464	$—	$14,464	$—

September 30, 2013:
U.S. Government and federal agency obligations	$790	$—	$790	$—
Mortgage-backed securities	4,519	—	4,519	—
	$5,309	$—	$5,309	$—

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows:

	June 30, 2014 (unaudited)
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$3,705	$3,705	$—	$—	$3,705
Interest-bearing time deposits in other banks	2,984	—	2,987	—	2,987
Available-for-sale securities	14,464	—	14,464	—	14,464
Federal Home Loan Bank stock	561	561	—	—	561
Loans held-for-sale	5,537	5,622	—	—	5,622
Loans, net	70,027	—	—	70,390	70,390
Accrued interest receivable	231	231	—	—	231

Financial liabilities:
Deposits	81,895	—	82,163	—	82,163
Federal Home Loan Bank advances	8,760	—	8,760	—	8,760

	September 30, 2013
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$4,713	$4,713	$—	$—	$4,713
Interest-bearing time deposits in other banks	4,147	—	4,152	—	4,152
Available-for-sale securities	5,309	—	5,309	—	5,309
Federal Home Loan Bank stock	282	282	—	—	282
Loans held-for-sale	749	768	—	—	768
Loans, net	57,939	—	—	57,640	57,640
Accrued interest receivable	197	197	—	—	197

Financial liabilities:
Deposits	66,192	—	66,429	—	66,429

The Company may be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with GAAP.  There were no Level 1, Level 2 or Level 3 nonrecurring fair value measurements at June 30, 2014 (unaudited) and September 30, 2013.

NOTE 8 - REGULATORY CAPITAL

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  As of June 30, 2014 (unaudited) and September 30, 2013, the Bank met all capital adequacy requirements to which it was subject.

As of June 30, 2014 (unaudited), the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.  There are no known conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios are also presented in the table below.

						To Be Well
			Minimum			Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio		Amount	Ratio

As of June 30, 2014 (unaudited):
Total Capital (to Risk Weighted Assets)	$8,062	14.0%	$4,622	>	8.0%	$5,778	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	7,606	13.2	2,311	>	4.0	3,467	>	6.0
Tier 1 Capital (to Average Assets)	7,606	8.6	3,537	>	4.0	4,421	>	5.0

As of September 30, 2013:
Total Capital (to Risk Weighted Assets)	$8,014	17.9%	$3,576	>	8.0%	$4,469	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	7,579	17.0	1,788	>	4.0	2,682	>	6.0
Tier 1 Capital (to Average Assets)	7,579	10.0	3,040	>	4.0	3,800	>	5.0

NOTE 9 — OTHER COMPREHENSIVE INCOME (LOSS)

GAAP generally requires that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities are reported as a separate component of the stockholders’ equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income (loss).

The components of other comprehensive income (loss), included in stockholders’ equity, are as follows during the three and nine months ended June 30, 2014 and 2013 (unaudited):

	Three months ended June 30,
	2014	2013
	(In Thousands)
Unrealized gains (losses) on securities:
Net change in unrealized holding gain on available-for-sale securities	$110	$(89)
Reclassification adjustment for realized (gains) losses in net income	—	—
	110	(89)
Income tax (expense) benefit	(41)	34
Other comprehensive income (loss), net of tax	$69	$(55)

	Nine months ended June 30,
	2014	2013
	(In Thousands)
Unrealized gains (losses) on securities:
Net change in unrealized holding gain on available-for-sale securities	$67	$(184)
Reclassification adjustment for realized (gains) losses in net income	—	—
	67	(184)
Income tax (expense) benefit	(25)	71
Other comprehensive income (loss), net of tax	$42	$(113)

At June 30, 2014 (unaudited) and September 2013, the components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	June 30,	September 30,
	2014	2013
	(In Thousands)
Net unrealized gain on securities available-for-sale	$80	$38
Total accumulated other comprehensive income	$80	$38

NOTE 10 — EMPLOYEE STOCK OWNERSHIP PLAN

The Bank has adopted a tax-qualified employee stock ownership plan (“ESOP) for the benefit of eligible employees.  Effective November 19, 2012, the Bank converted from a Massachusetts-chartered mutual co-operative bank to a Massachusetts-chartered stock co-operative bank and bacame the wholly-owned subsidiary of the Company.  The Company completed its initial public offering in connection with the conversion transaction by selling a total of 661,250 shares of common stock at a purchase price of $10.00 per share in a subscription offering, of which 27,700 shares were purchased by the Bank’s ESOP.  The ESOP acquired an additional 18,587 shares in the open market subsequent to the conversion.

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

At June 30, 2014 (unaudited), the remaining principal balance on the ESOP debt is $409,000 and the number of shares held by the ESOP is 46,287.

Total compensation expense recognized in connection with the ESOP was $23,000 and $19,000 for the three months ended June 30, 2014 and 2013, respectively (unaudited), and $69,000 and $43,000 for the nine months ended June 30, 2014 and 2013, respectively (unaudited).

NOTE 11 — EQUITY INCENTIVE PLAN

Shareholders of Meetinghouse Bancorp, Inc. approved the 2014 Equity Incentive Plan on February 19, 2014, and the Board of Directors ratified the vote on April 15, 2014.  The total number of shares that can be awarded in the plan is 92,575.  The number of shares that can be granted is 26,450 and the number of options that can be granted is 66,125.  As of June 30, 2014, no awards or options have been granted.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to assist in understanding the consolidated financial condition and results of operations of the Company.  This should be read in conjunction with the consolidated financial statements and accompanying notes contained in this report and the audited consolidated financial statements and related notes contained in the Company’s 2013 Annual Report on Form 10-K.

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

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: owner and non-owner occupied residential real estate, home equity, multi-family, commercial real estate, construction, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses for the nine months ended June 30, 2014.

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

The allocated component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis for commercial, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan are lower than the carrying value of that loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential real estate loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement.

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

Comparison of Financial Condition at June 30, 2014 (unaudited) and September 30, 2013

Total Assets. Total assets increased by $24.3 million, from $77.1 million at September 30, 2013 to $101.4 million at June 30, 2014, primarily due to an increase in loans held-for-sale of $4.8 million, an increase in loans, net, of $12.1 million, and an increase in investments in available-for-sale securities of $9.2 million. This increase was primarily offset by a decrease in cash and cash equivalents of $1.0 million.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $1.0 million, from $4.7 million at September 30, 2013 to $3.7 million at June 30, 2014, in order to fund new loan originations and the purchase of available-for-sale securities.

Interest-Bearing Time Deposits in Other Banks. These deposits decreased by $1.1 million, from $4.1 million at September 30, 2013 to $3.0 million at June 30, 2014.  We maintain funds in these accounts in order to improve the yield earned on excess liquidity.

Securities. Our securities portfolio consists primarily of residential mortgage-backed securities issued by U.S. government agencies and government sponsored enterprises. Investments in available-for-sale securities increased by $9.2 million, from $5.3 million at September 30, 2013 to $14.5 million at June 30, 2014.  The increase is primarily due to purchases, net of repayments, of mortgage-backed securities.

Loans, Net. Loans, net, increased by $12.1 million, from $57.9 million at September 30, 2013 to $70.0 million at June 30, 2014. This increase was primarily due to new loans originated, net of repayments.

Loans Held-for-Sale. Loans held-for-sale increased by $4.8 million, from $749,000 at September 30, 2013 to $5.5 million at June 30, 2014, primarily due to the timing of loan closings and fundings.

Deposits. Our primary sources of funds are retail deposit accounts held primarily by individuals and businesses within our primary market area. Total deposits increased by $15.7 million, from $66.2 million at September 30, 2013 to $81.9 million at June 30, 2014, primarily due to a $11.3 million increase in certificates of deposit and a $2.2 million increase in noninterest-bearing deposits.  The increase in certificates of deposit is primarily due to the bank subscribing in February, 2014, to a direct listing service to post rates.

The subscription offers management another source of funds for liquidity purposes as well as obtaining deposits at lower rates than the current local market rates.

The following table sets forth the balances of our deposit products at the dates indicated.

	June 30,		September 30,
(Dollars in thousands)	2014		2013
	(unaudited)
Noninterest-bearing demand deposits	$13,243	16.17%	$11,015	16.64%
Interest-bearing deposits:
Money market	10,794	13.18	9,799	14.80
Regular and other savings	10,729	13.10	9,569	14.46
Certificates of deposit	47,129	57.55	35,809	54.10
Total	$81,895	100.00%	$66,192	100.00%

Borrowings. We generally use borrowings from the Federal Home Loan Bank of Boston to supplement our supply of funds for originating loans and purchasing securities. No Federal Home Loan Bank of Boston borrowings were outstanding at September 30, 2013.  Total borrowings outstanding at June 30, 2014 were $8.8 million.

Comparison of Results of Operations for the Three and Nine Months Ended June 30, 2014 and 2013 (unaudited)

Net Loss. Net loss increased from ($72,000) in the three months ended June 30, 2013 to ($80,000) in the three months ended June 30, 2014, primarily due to a decrease in total noninterest income of $110,000, an increase in provision for loan loss of $13,000, and an increase in noninterest expense of $22,000, and an increase in total interest expense of $22,000, offset by an increase in total interest and dividend income of $164,000.

Net loss increased from ($4,000) in the nine months ended June 30, 2013 to ($153,000) in the nine months ended June 30, 2014, primarily due to a decrease in non-interest income of $403,000 and an increase in total non-interest expense of $201,000, offset by an increase in total interest and dividend income of $339,000, an increase in income tax benefit of $63,000 and a decrease in provision for loan losses of $53,000.

Non-Interest Income. Non-interest income decreased by $110,000 from $276,000 in the three months ended June 30, 2013 to $166,000 in the three months ended June 30, 2014, primarily due to a decrease in gains on secondary market activities of $88,000, from $190,000 in the three months ended June 30, 2013 to $102,000 in the three months ended June 30, 2014.  This decrease is attributed to a reduction in gains on loans sold due to a reduced volume of loans sold caused by an increase in market interest rates.

Non-interest income decreased by $403,000 from $983,000 in the nine months ended June 30, 2013 to $580,000 in the nine months ended June 30, 2014, primarily due to a decrease in gains on secondary market activities of $400,000, from $714,000 in the nine months ended June 30, 2013 to $314,000 in the nine months ended June 30, 2014.  This decrease is attributed to a reduction in gains on loans sold due to a reduced volume of loans sold caused by an increase in market interest rates.

Net Interest and Dividend Income. Net interest and dividend income increased by $143,000, from $539,000 in the three months ended June 30, 2013 to $682,000 in the three months ended June 30, 2014, primarily due to the increase in loans, net. The average outstanding balance of loans, net increased by $11.9 million, from $57.5 million in the three months ended June 30, 2013 to $69.4 million in the three months ended June 30, 2014. The average yield on interest-earning assets increased from 3.80% in the three months ended June 30, 2013 to 3.81% in the three months ended June 30, 2014, along with an increase in the average balance of interest-earning assets from $70.4 million to $87.5 million. The average rate paid on interest-bearing liabilities decreased from 0.96% in the three months ended June 30, 2013 to 0.85% in the three months ended June 30, 2014. The interest rate spread increased from 2.84% in the three months ended June 30, 2013 to 2.96% in the three months ended June 30, 2014.

Net interest and dividend income increased by $339,000, from $1.6 million in the nine months ended June 30, 2013 to $1.9 million in the nine months ended June 30, 2014 primarily due to the increase in loans, net. The average outstanding balance of loans, net increased by $11.2 million, from $54.6 million in the nine months ended June 30, 2013 to $65.8 million in the nine months ended June 30, 2014.  The average yield on interest-earning assets increased from 3.72% in the nine months ended June 30, 2013 to 3.84% in the nine months ended June 30, 2014, along with an increase in the average balance of interest-earning assets from $69.9 million to $80.8 million. The average rate paid on interest-bearing liabilities decreased from 0.97% in the nine months ended June 30, 2013 to 0.88% in the nine months ended June 30, 2014. The interest rate spread increased from 2.75% in the nine months ended June 30, 2013 to 2.96% in the nine months ended June 30, 2014.

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

	Three months ended June 30,
	2014			2013
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate (4)	Balance	Paid	Rate (4)

Interest-earning assets:
Securities (1)	$14,297	$89	2.49%	$6,558	$34	2.07%
Loans, net (2)	69,408	738	4.25%	57,471	627	4.36%
Other interest-earning assets (3)	3,821	7	0.73%	6,344	9	0.57%
Total interest-earning assets	87,526	834	3.81%	70,373	670	3.80%

Non-interest earning assets	9,075			8,203
Total assets	$96,601			$78,576

Interest-bearing liabilities:
Regular savings accounts	$10,348	$4	0.15%	$9,709	$6	0.25%
Money market accounts	10,751	15	0.56%	9,117	12	0.53%
Time deposits	44,960	130	1.16%	35,495	113	1.27%
Total interest-bearing deposits	66,059	149	0.90%	54,321	131	0.96%

Federal Home Loan Bank advances	5,198	3	0.23%	502	—	—
Total interest-bearing liabilities	71,257	152	0.85%	54,823	131	0.96%

Demand deposits	11,835			10,163
Other liabilities	195			132
Stockholders’ equity	13,314			13,458
Total liabilities and stockholders’ equity	$96,601			$78,576

Net interest income		$682			$539

Interest rate spread			2.96%			2.84%
Net yield on earning assets			3.12%			3.06%

(1) Includes Federal Home Loan Bank stock, deposits with Cooperative Central Bank, and available-for-sale securities.

(2) Includes non-accrual loans and interest received on such loans, and loans held-for-sale.

(3) Includes short-term investments.

(4) Yields and rates for the three month periods ended June 30, 2014 and 2013 are annualized.

	Nine months ended June 30,
	2014			2013
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate (4)	Balance	Paid	Rate (4)

Interest-earning assets:
Securities (1)	$10,587	$189	2.38%	$6,145	$114	2.47%
Loans, net (2)	65,785	2,113	4.28%	54,635	1,802	4.40%
Other interest-earning assets (3)	4,391	23	0.70%	9,091	36	0.53%
Total interest-earning assets	80,763	2,325	3.84%	69,871	1,952	3.72%

Non-interest earning assets	9,099			8,587
Total assets	$89,862			$78,458

Interest-bearing liabilities:
Regular savings accounts	$9,895	$12	0.16%	$9,379	$18	0.26%
Money market accounts	10,193	42	0.55%	9,019	34	0.50%
Time deposits	40,700	366	1.20%	35,997	344	1.27%
Total interest-bearing deposits	60,788	420	0.92%	54,395	396	0.97%

Federal Home Loan Bank advances	4,217	10	0.32%	247	—	—
Total interest-bearing liabilities	65,005	430	0.88%	54,642	396	0.97%

Demand deposits	11,318			12,884
Other liabilities	270			125
Stockholders’ equity	13,269			10,807
Total liabilities and stockholders’ equity	$89,862			$78,458

Net interest income		$1,895			$1,556

Interest rate spread			2.96%			2.75%
Net yield on earning assets			3.13%			2.97%

(1) Includes Federal Home Loan Bank stock, deposits with Cooperative Central Bank, and available-for-sale securities.

(2) Includes non-accrual loans and interest received on such loans, and loans held-for-sale.

(3) Includes short-term investments.

(4) Yields and rates for the nine month periods ended June 30, 2014 and 2013 are annualized.

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

	Three Months Ended			Nine Months Ended
	June 30, 2014			June 30, 2014
	Compared to			Compared to
	Three Months Ended			Nine Months Ended
	June 30, 2013			June 30, 2013
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net

Interest income:
Securities (1)	$46	$9	$55	$79	$(4)	$75
Loans, net (2)	126	(15)	111	357	(46)	311
Other interest-earning assets (3)	(7)	5	(2)	(35)	22	(13)
Total interest-earning assets	165	(1)	164	401	(28)	373

Interest expense:
Deposits	$28	$(10)	$18	46	$(22)	$24
Federal Home Loan Bank advances	4	—	4	10	—	10
Total interest-bearing liabilities	32	(10)	22	56	(22)	34
Increase (decrease) in net interest and dividend income	$133	$9	$142	345	$(6)	$339

(1)         Includes Federal Home Loan Bank of Boston stock, deposits with the Cooperative Central Bank, and available-for-sale securities.

(2)         Includes non accruing loan balances and interest received on such loans, and loans held-for-sale.

(3)         Includes short-term investments.

Provision for Loan Losses. The provision for loan losses increased by $13,000, from $27,000 for the three months ended June 30, 2013 to $40,000 for the three months ended June 30, 2014.  The increase in the provision was due to the growth of the loan portfolio.

The provision for loan losses decreased by $53,000, from $72,000 for the nine months ended June 30, 2013 to $19,000 for the nine months ended June 30, 2014.  The decrease in the provision was due to the annual review of the loan portfolio resulting in several classification upgrades and a reduction in the reserve percentage for some loan categories, primarily the 1-4 family owner occupied category, offset by the allocation made due to the growth of the loan portfolio.

Analysis of Loan Loss Experience. The following tables set forth an analysis of the allowance for loan losses for the periods indicated (unaudited).

	For the		For the
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013

Allowance at beginning of period	$417	$376	$435	$334
Provision for loan losses	40	27	19	72
Charge-offs	—	—	—	(3)
Recoveries	—	—	3	—
Allowance at end of period	$457	$403	$457	$403

Allowance for loan losses as a percent of non- performing loans	2,176.2%	N/A	2,176.2%	N/A
Allowance for loan losses as a percent of total loans	0.65%	0.76%	0.65%	0.76%
Net (charge-offs) recoveries to average loans outstanding during the period	—%	—%	—%	(0.01)%

Noninterest Income. Noninterest income decreased by $110,000, from $276,000 in the three months ended June 30, 2013 to $166,000 in the three months ended June 30, 2014, primarily due to a decrease in gain on secondary market activities from $190,000 to $102,000. The decrease in gain on secondary market activities was primarily due to decreased volume of loans sold in the secondary market due to an increase in market interest rates.

Noninterest income decreased by $403,000, from $983,000 in the nine months ended June 30, 2013 to $580,000 in the nine months ended June 30, 2014, primarily due to a decrease in gain on secondary market activities from $714,000 to $314,000. The decrease in gain on secondary market activities was primarily due to decreased volume of loans sold in the secondary market due to an increase in market interest rates.

Noninterest Expense. Noninterest expense increased $22,000, from $909,000 in the three months ended June 30, 2013 to $931,000 in the three months ended June 30, 2014 primarily due to a increase of $66,000 in salaries and benefits expense and a decrease of $31,000 in professional fees.

Noninterest expense increased by at $201,000 from $2.5 million in the nine months ended June 30, 2013 to $2.7 million in the nine months ended June 30, 2014, primarily due to an increase of $149,000 in salaries and benefits expense and an increase of $70,000 in occupancy and equipment expense, offset by a decrease of $25,000 in other expens.

Income Tax Benefit. Income tax benefit decreased by $7,000, from ($49,000) in the three months ended June 30, 2013 to ($42,000) in the three months ended June 30, 2014. The effective tax rate was (40.5%) for the three months ended June 30, 2013 and (34.4%) for the three months ended June 30, 2014.

Income tax benefit increased by $63,000, from ($17,000) in the nine months ended June 30, 2013 to ($80,000) in the nine months ended June 30, 2014, due to an increase in the pre-tax loss for the nine months ended June 30, 2014 compared to the same period in 2013. The effective tax rate was (80.9%) for the nine months ended June 30, 2013 and (34.3%) for the nine months ended June 30, 2014.

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

The following table provides information with respect to our nonperforming assets, including troubled debt restructurings, at the dates indicated.

	June 30,	September 30,
(Dollars in thousands)	2014	2013
	(unaudited)
Nonaccrual loans:
Real estate loans:
Residential	$—	$46
Commercial	—	—
Total real estate	—	46
Consumer loans	21	—
Total	21	46
Accruing loans past due 90 days or more	—	—
Total nonaccrual loans and accruing loans past due 90 days or more	21	46
Other real estate owned	—	—
Total nonperforming assets	21	46
Troubled debt restructurings	—	—
Total nonperforming assets and troubled debt restructurings	$21	$46

Total nonperforming loans to total loans	0.03%	0.08%
Total nonperforming loans to total assets	0.02%	0.06%
Total nonperforming assets and troubled debt restructurings to total assets	0.02%	0.06%

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

The Bank’s most liquid assets are cash and cash equivalents, interest-bearing deposits in other banks, and U.S. government federal agencies and mortgage-backed securities. The levels of these assets depend on the Bank’s operating, financing, lending and investing activities during any given period.  At June 30, 2014, cash and cash equivalents totaled $3.7 million.  Securities classified as available-for-sale provide additional sources of liquidity and had a market value of $14.5 million at June 30, 2014.  In addition, at June 30, 2014, the Bank had the ability to borrow a total of approximately $16.8 million from the Federal Home Loan Bank of Boston.  At June 30, 2014, the Bank had borrowings outstanding of $8.8 million.  At June 30, 2014, the Bank also had the ability to borrow $4.1 million from the Co-operative Central Bank, none of which was outstanding at that date. In addition, the Bank had a $500,000 line of credit available from Bankers’ Bank Northeast. At June 30, 2014, the Bank had no borrowings outstanding under this credit facility.

At June 30, 2014, the Bank had $8.9 million in loan commitments outstanding, which consisted of commitments to originate loans, available lines of credit, standby letters of credit and unadvanced funds on construction loans. Certificates of deposit due within one year after June 30, 2014 totaled $25.0 million, or 53% of total time deposits.  If these maturing deposits are not renewed, the Bank will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than the Bank currently pays on the certificates of deposit. Management believes, however, based on past experience that a significant portion of our certificates of deposit will be renewed.  The Bank has the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock.  The Company’s primary source of income is dividends received from the Bank.  Under Massachusetts banking law, the amount of dividends that the Bank may declare and pay to the Company in any calendar year, without receipt of prior approval from the Commissioner of Banks of Massachusetts, cannot exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock.  At June 30, 2014, the Company (on a stand-alone, unconsolidated basis) had liquid assets of $2.2 million.

Contractual Obligations. The Company has entered into a non-cancellable lease agreement pertaining to the Roslindale branch facility.

Capital Management.  The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2014, the Bank exceeded all of its regulatory capital requirements to be considered “well capitalized” under regulatory guidelines.  See note 8 of the notes to the consolidated financial statements.

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

Notional amounts of financial instrument liabilities with off-balance sheet credit risk are as follows (in thousands):

	June 30,	September 30,
	2014	2013
	(unaudited)
Commitments to originate loans	$3,828	$1,880
Unadvanced funds on lines of credit	4,386	2,803
Standby letters of credit	149	149
Unadvanced funds on construction loans	557	307
	$8,920	$5,139

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

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  The Company’s management believes that such routine legal proceedings, in the aggregate, are immaterial to the Company’s financial condition and results of operations.

Item 1A.  Risk Factors

There have been no material changes in the Company’s risk factors during the nine months ended June 30, 2014. See the discussion and analysis of risk factors, in Item 1A entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013.

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

3.2                               Articles of Amendment to Articles of Incorporation of Meetinghouse Bancorp, Inc. (1)

3.3                               Bylaws of Meetinghouse Bancorp, Inc. (1)

31.1                        Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2                        Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0                        Section 1350 Certification

101.1                The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Loss, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Unaudited Consolidated Financial Statements.

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

MEETINGHOUSE BANCORP, INC.

Dated: August 14, 2014	By:	/s/ Anthony A. Paciulli
Anthony A. Paciulli
President and Chief Executive Officer

Dated: August 14, 2014	By:	/s/ Wayne Gove
Wayne Gove
Senior Vice President and Chief Financial Officer