Form 10-K
period 2014-09-30
Meetinghouse Bancorp, Inc.
filed 2014-12-29
CIK 1543367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended September 30, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of December 23, 2014, the registrant had 661,250 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

The Bank’s and the Company’s executive offices are located at 2250 Dorchester Avenue, Dorchester, Massachusetts 02124 and their telephone number is (617) 298-2250.

Our website address is www.meetinghousebank.com.  Information on our website should not be considered a part of this document.

Market Area

We conduct our operations from two offices located in the Boston communities of Dorchester and Roslindale. Our primary market area for lending and deposit activities is the communities of Dorchester and Roslindale and the Town of Milton. Milton, located adjacent to and south of Dorchester, is an affluent suburb of Boston. The economy of our market area is a diverse cross section of employment sectors, with a mix of services, light manufacturing, small wholesale/retail trade, health care facilities and finance related employment. The greater Boston metropolitan area also has many life science and high technology companies employing personnel with specialized skills. These factors affect the demand for residential homes, residential construction, office buildings, shopping centers, and other commercial properties in our market area. Communities within our market area include many older residential commuter towns which function partially as business and service centers.

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

Residential Mortgage Loans.  The largest segment of our loan portfolio is residential mortgage loans to enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner.  At September 30, 2014, residential mortgage loans were $48.7 million, or 63.2%, of our total loan portfolio, the majority of which are adjustable rate loans. Our residential mortgage loan portfolio also includes loans secured by non-owner occupied properties.  At September 30, 2014, $15.5 million, or 31.8% of our residential mortgage loan portfolio, consisted of residential mortgage loans secured by non-owner occupied properties. Residential mortgage loans secured by non-owner occupied properties have heightened risk characteristics compared to residential mortgage loans secured by owner occupied properties.

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

Borrower demand for adjustable-rate compared to fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans as compared to the interest rates and loan fees offered for adjustable-rate loans. The relative amount of fixed-rate and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. The loan fees, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

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

To a limited extent, we also originate first mortgage loans secured by multi-family properties. At September 30, 2014, multi-family real estate loans totaled $2.8 million, or 3.7% of our total loan portfolio, and consisted of 7 loans to unaffiliated borrowers.

Commercial Real Estate Loans.  We offer adjustable-rate mortgage loans secured by a variety of commercial real estate, such as small office buildings and retail properties. At September 30, 2014, commercial real estate loans were $12.5 million, or 16.2%, of our total loan portfolio. We originate adjustable-rate commercial real estate loans for terms up to 10 years and payments based on an amortization schedule of 15 to 30 years. Interest rates and payments on our adjustable-rate loans adjust every five years and generally are adjusted to a rate equal to a specified percentage above the corresponding Prime Rate as published in The Wall Street Journal. Loans are secured by first mortgages and are generally originated with a maximum loan-to-value ratio of 80% of the property’s appraised value. Commercial real estate loans are also supported by personal guarantees.

At September 30, 2014, our largest commercial real estate loan had an outstanding balance of $797,000 and is secured by one commercial property. The loan was performing according to its original repayment terms at September 30, 2014.

Construction Loans.  At September 30, 2014, construction loans were $1.7 million, or 2.3%, of our total loan portfolio, and consisted of 7 loans. Our construction loans generally are fixed-rate interest-only loans that provide for the payment of interest only during the construction phase, and are typically for a term of 12 months. The interest rates on our construction loans generally give consideration to the Prime Rate as published in The Wall Street Journal and market conditions. At the end of the construction phase, the loan is generally paid in full. Construction loans generally can be made with a maximum loan to value ratio of 80% of the appraised market value estimated upon completion of the project.

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

At September 30, 2014, our largest construction loan had an outstanding balance of $378,000. The loan is secured by one residential property. This loan was performing according to its original repayment terms at September 30, 2014.

Commercial Business Loans.  We make commercial business loans primarily to small businesses located in our market area. At September 30, 2014, commercial business loans were $2.9 million, or 3.8%, of our total loan portfolio. Our commercial business loan portfolio consists primarily of loans that are secured by equipment or other business assets. Commercial business loans and lines of credit are made with variable rates of interest. Variable rates are based on the Prime Rate as published in The Wall Street Journal, plus a margin. Commercial business loans typically have shorter maturity terms and higher interest spreads than real estate loans, but generally involve more credit risk because of the type and nature of the collateral. In addition, commercial business loans are made to well-known customers.

At September 30, 2014, our largest commercial business loan had an outstanding balance of $647,000. The loan, secured by furniture, fixtures, equipment, a liquor license and personal guarantees of the borrower, was performing according to its original terms at September 30, 2014.

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

Home equity lines of credit have variable interest rates equal to a specified percentage above the Prime Rate as published in The Wall Street Journal and generally have maximum terms of 15 years. Borrowers are allowed to draw down from the line of credit for a period up to the first five years depending on the individual borrower, after which the then-outstanding loan balance is fully amortized over the remaining term. Home equity loans are generally fixed-rate loans that fully amortize over a maximum term of 15 years. Both home equity lines of credit and home equity loans are originated with a maximum loan to value of 80%, including any first mortgage balance. At September 30, 2014, the outstanding balance of home equity loans and lines of credit totaled $7.0 million, or 9.1%, of our total loan portfolio. Automobile loans and other consumer loans typically are originated for a term of up to five years and with fixed interest rates based on market conditions. At September 30, 2014, other consumer loans totaled $1.3 million, or 1.7% of total loans.

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

For the years ended September 30, 2014 and 2013, we originated $79.2 million and $109.8 million of loans, respectively, and sold $43.0 million and $92.6 million of loans, respectively, all of which were residential mortgage loans.

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

Loans-to-One Borrower Limit and Loan Category Concentration.  The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by statute, to 20% of our capital, which is defined under Massachusetts law as the sum of our surplus account, undivided profits and capital stock. Loans secured by a first mortgage on residential property occupied by the borrower are excluded from this limit. At September 30, 2014, our regulatory limit on loans-to-one borrower was $1.6 million.  However, we maintain an internal loans-to-one borrower limit that is below the regulatory limit. At September 30, 2014, our internal limit was $1.0 million.  At September 30, 2014, our largest lending relationship consisted of 4 loans totaling $1.2 million that are secured by 4 residential properties.  This loan relationship was performing in accordance with its original repayment terms at September 30, 2014.

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

At September 30, 2014, our investment portfolio consisted primarily of residential mortgage-backed securities issued by U.S. government agencies and government-sponsored enterprises and U.S. government and federal agency obligations.

Our investment objectives are: (i) to provide and maintain liquidity within the guidelines of the Massachusetts banking laws and regulations, (ii) to fully employ the available funds of the Bank; (iii) to earn an average rate of return on invested funds competitive with comparable institutions; (iv) to manage interest rate risk; and (v) to limit risk. Our board of directors has the overall responsibility for the investment portfolio, including approval of our investment policy. Our Audit/Finance Committee, which is appointed by the Board of Directors, consists of three independent directors. The Audit/Finance Committee is responsible for the management of the investment securities portfolio. The Audit/Finance Committee reviews the status of the portfolio on a monthly basis and reports to the board of directors on a monthly basis.

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

Borrowings.  We may use advances from the Federal Home Loan Bank of Boston to supplement our supply of investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. We may also utilize securities sold under agreements to repurchase and overnight repurchase agreements to supplement our supply of investable funds and to meet deposit withdrawal requirements. We had available borrowing capacity of approximately $7.9 million with the Federal Home Loan Bank of Boston as of September 30, 2014. At September 30, 2014, we had $11.0 million of outstanding borrowings from the Federal Home Loan Bank of Boston.

We are a member bank of The Co-operative Central Bank, from which we may borrow funds. Loan advances generally are made on an unsecured basis provided that the aggregate loan balance is less than 5% of our total deposits, our capital ratio exceeds 5%, we meet the required CAMELS rating, and our quarterly and year-to-date net income before extraordinary items is positive. At September 30, 2014, we had $4.4 million of borrowing capacity with The Co-operative Central Bank, none of which was outstanding.

In addition, we have a $500,000 line of credit available to us from Bankers’ Bank Northeast. At September 30, 2014, we had no borrowings outstanding under this credit facility.

Personnel

As of September 30, 2014, we had 28 full-time employees and 5 part-time employees, none of whom is represented by a collective bargaining unit.  We believe our relationship with our employees is good.

Subsidiaries

Meetinghouse Bank is the sole and the wholly-owned subsidiary of Meetinghouse Bancorp.  Meetinghouse Bank has two wholly-owned subsidiaries, Meetinghouse Securities Corporation and Richmond Street Realty Trust, both of which are Massachusetts-chartered corporations. Meetinghouse Securities Corporation was originally established in 2002 to hold investment securities and take advantage of favorable state income tax provisions.  At September 30, 2014, Meetinghouse Securities Corporation had total assets of $5.5 million.  Richmond Street Realty Trust was formed to manage the Bank’s investment in real estate.  At September 30, 2014, Richmond Street Realty Trust had total assets of $475,000.

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

The Dodd-Frank Act.  The Dodd-Frank Act has significantly changed the current bank regulatory structure and will affect future lending and investment activities and general operations of depository institutions and their holding companies.

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

The Jumpstart Our Business Startups Act of 2012.  The Jumpstart Our Business Startups Act of 2012 contains provisions that, among other things, reduce certain disclosure and reporting requirements for a public company that qualifies as an “emerging growth company.” Meetinghouse Bancorp qualifies as an emerging growth company and will remain an emerging growth company until November 2017, or until the earliest of (a) the last day of the first fiscal year in which its annual gross revenues exceed $1 billion, (b) the date that it become a “large accelerated filer” as defined in the rules and regulations under the Securities Exchange Act of 1934, as amended, which would occur if the market value of its common stock that is held by non-affiliates exceeds $700 million as of the last business day of its most recently completed second fiscal quarter, or (c) the date on which it will have issued more than $1 billion in non-convertible debt during the preceding three-year period.

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

Investment Activities.  In general, Massachusetts-chartered banks may invest in preferred and common stock of any corporation organized under the laws of the United States or any state provided such investments do not involve control of any corporation and do not, in the aggregate, exceed 4% of the bank’s deposits. Federal law imposes additional restrictions on Meetinghouse Bank’s investment activities. See “Federal Regulations—Business and Investment Activities.”

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

Protection of Personal Information.  Massachusetts has adopted regulatory requirements intended to protect personal information. The requirements, which became effective March 1, 2010, are similar to existing federal laws such as the Gramm-Leach-Bliley Act, discussed below under “Federal Regulations—Other Regulations,” that require organizations to establish written information security programs to prevent identity theft. The Massachusetts regulations also contains technology system requirements, especially for the encryption of personal information sent over wireless or public networks or stored on portable devices.

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

Basel III.  In July 2013, the federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Act.  The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies.

The rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.

The rule also includes changes in what constitutes regulatory capital, some of which are subject to a transition period.  These changes include the phasing-out of certain instruments as qualifying capital.  In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital.  Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a transition period.  Finally, common equity Tier 1 capital will include accumulated other comprehensive income (which includes all unrealized gains and losses on available for sale debt and equity securities), subject to a transition period and a one-time opt-out election.

The new capital requirements also include changes in the risk-weights of assets to better reflect credit risk and other risk exposures.  These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and non-residential mortgage loans that are 90 days past due or otherwise on nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital; and increased risk-weights (from 0% to up to 600%) for equity exposures.

Finally, the rule limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule becomes effective on January 1, 2015.  The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019.

The federal banking agencies have not proposed rules implementing the final liquidity framework of Basel III, and have not determined to what extent they will apply to U.S. banks that are not large, internationally active banks.

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

In addition to Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, through the Federal Deposit Insurance Corporation, assessments for costs related to bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. During the twelve months ended September 30, 2014, Meetinghouse Bank paid $4,000 in fees related to the FICO.

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

Federal Reserve System.  The Federal Reserve Board regulations require savings institutions to maintain noninterest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows for 2014: a 3% reserve ratio is assessed on net transaction accounts up to and including $89.0 million; a 10% reserve ratio is applied above $89.0 million. The first $13.3 million of otherwise reservable balances are exempted from the reserve requirements. The amounts are adjusted annually. Meetinghouse Bank complied with the foregoing requirements at September 30, 2014.

Federal Home Loan Bank System.  Meetinghouse Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Boston, Meetinghouse Bank is required to acquire and hold a specified amount of shares of capital stock in the Federal Home Loan Bank of Boston. As of September 30, 2014, Meetinghouse Bank was in compliance with this requirement.

The Federal Home Loan Bank of Boston suspended its dividend payment for the first quarter of 2009 and did not pay a dividend through 2010. The Federal Home Loan Bank paid dividends in 2011 to 2014 that are considerably less than those paid before 2009.

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

Federal Income Taxation

General.  We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have not been audited in the most recent five year period. For its 2014 fiscal year, Meetinghouse Bank’s maximum federal income tax rate was 34%.

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

We have derived a significant portion of our income from originating fixed-rate residential mortgage loans and selling them to investors in the secondary market. Gains on secondary market activities amounted to $551,000, or 266.2% of pre-tax loss, during the year ended September 30, 2014, $1,1 million, or 928.5% of pre-tax loss, during the year ended September 30, 2013, and $817,000, or 181.2% of pre-tax income, during the year ended September 30, 2012. This is generally considered a volatile source of income because it depends largely on the level of loan volume which, in turn, depends largely on prevailing market interest rates. Generally, mortgage banking volume tends to increase during periods of low or declining market interest rates. The opposite tends to occur during periods of high or increasing market interest rates. In addition, although we sell loans into the secondary market without recourse, we are required to give customary representations and warranties about the loans to the buyers. If we breach those representations and warranties, the buyers may require us to repurchase the loans and we may incur a loss on the repurchase.

Our non-owner occupied residential real estate loans may expose us to increased credit risk.

At September 30, 2014, $15.5 million, or 31.8% of our residential real estate loans, were secured by non-owner occupied properties. Loans secured by non-owner occupied properties generally expose us to greater risk of non-payment and loss than loans secured by owner occupied properties because their repayment depends primarily on the continuing ability of tenant(s) to pay rent to the property owner, who is our borrower, or, if the property is vacant, on the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lax property maintenance standards, which has an adverse effect on the value of the collateral properties.

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

Like all financial institutions, we maintain an allowance for loan losses at a level representing management’s best estimate of inherent losses in the portfolio based upon management’s evaluation of the portfolio’s collectibility as of the corresponding balance sheet date. At September 30, 2014, our allowance for loan losses was $506,000. However, our allowance for loan losses may be insufficient to cover actual loan losses, and future provisions for loan losses could have a material adverse affect on our operating results. In addition, our regulators, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to increase the allowance for loan losses by recognizing additional provisions for loan losses charged to income, or to charge off loans, which, net of any recoveries, would decrease the allowance for loan losses. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our operating results.

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

Our business activities and earnings are affected by general business conditions in the United States and, in particular, our local market area as a result of our geographic concentration of lending activities. Dramatic declines in real estate values and high levels of foreclosures resulted in significant asset write-downs by financial institutions, which have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. While our primary market area was not affected by the recessionary conditions as much as the United States generally, our primary market area was negatively impacted by the downturn in the economy and experienced increased unemployment levels and a softening of the local real estate market, including reductions in local property values. A further decline in real estate values may cause some of our real estate secured loans to become inadequately collateralized. This would expose us to increased risk of loss if we seek to recover on a defaulted loan by selling the underlying collateral and the outstanding loan balance exceeds the proceeds from sale of the property. Furthermore, a return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Unlike larger financial institutions that are more geographically diversified, our profitability depends on the general economic conditions in our primary market area. A substantial majority of our loans are secured by real estate or made to businesses in our primary market area. A prolonged or more severe downturn in the local economy could result in significant increases in nonperforming loans, which would negatively impact our interest income and result in higher provisions for loan losses, which would reduce our earnings. The economic downturn could also result in reduced demand for credit or fee-based products and services, which would negatively impact our revenues.

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

As a member bank, Meetinghouse Bank is required to purchase capital stock in the Federal Home Loan Bank in an amount commensurate with the amount of Meetinghouse Bank’s advances and unused borrowing capacity. This stock, carried at cost, amounted to $754,000 at September 30, 2014. In response to unprecedented market conditions and potential future losses, the Federal Home Loan Bank announced in February 2009 an initiative to preserve capital by the adoption of a revised retained earnings target, declaration of a moratorium on excess stock repurchases and the suspension of cash dividend payments. If the Federal Home Loan Bank is unable to meet minimum regulatory capital requirements or is required to aid the remaining Federal Home Loan Banks, our holding of Federal Home Loan Bank stock may be determined to be other-than-temporarily impaired and may require a charge to earnings. In February 2011, the Federal Home Loan Bank of Boston re-instituted its dividend, but at a substantially lower rate (0.30% annual yield) than the pre-suspension rate (2.50% annual yield). The failure to recognize dividend income from our required investment in Federal Home Loan Bank stock, or to recognize dividend income at significantly below historical levels, will negatively affect our net interest and dividend income.

We operate in a highly regulated environment, which has increased our compliance costs, and we may be adversely affected by changes in laws and regulations.

We are subject to extensive government regulation, supervision and examination by the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks. Meetinghouse Bancorp also became subject to regulation and supervision by the Federal Reserve Board upon the consummation of the conversion and offering. Such regulation, supervision and examination govern the activities in which we may engage and are intended primarily for the protection of the deposit insurance fund and our depositors. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. In addition, the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has and will continue to change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years. While it is difficult to anticipate the overall impact of the Dodd-Frank Act on us and the financial services industry, we expect that, at a minimum, it will increase our operating costs. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations and earnings.

We are an “emerging growth company” within the meaning of the federal securities laws, and if we decide to take advantage of certain exemptions from various disclosure and reporting requirements available to emerging growth companies, it could have an adverse effect on the market for our common stock.

As an “emerging growth company” we are eligible to take advantage of certain exemptions from various disclosure and reporting requirements and other requirements that apply to other public companies that are not emerging growth companies. These exemptions include, but are not limited to, reduced disclosure about our executive compensation (including the omission of a compensation discussion and analysis), exemption from the requirement to hold a non-binding shareholder advisory vote on executive compensation and from the requirement to have our outside auditors attest to our internal control over financial reporting. We are also eligible to delay adoption of new or revised accounting standards applicable to public companies until those standards apply to private companies. However, we have elected to opt out of this extended transition period for complying with new or revised accounting standards, and this election is irrevocable. The disclosure and reporting exemptions will apply for a period of five years following the completion of our initial public offering or until we no longer qualify as an “emerging growth company,” whichever is earlier. If we take advantage of any of the disclosure and reporting exemptions available to an “emerging growth company,” our stockholders may not have access to certain information they may deem important and some investors may view our common stock as less attractive, which may result in a less active trading market for our common stock and more volatility in our stock price.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.  Properties

At September 30, 2014, we conducted business through two offices located in the communities of Dorchester and Roslindale in Boston, Massachusetts. The Dorchester office (owned) has two ATMs and a drive-up window. The Roslindale office (leased) has one ATM.  At September 30, 2014, the total net book value of our land, buildings, furniture, fixtures and equipment was $1.8 million.

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

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity and Related Stockholder Matters

Meetinghouse Bancorp’s common stock is quoted on the OTC Bulletin Board under the trading symbol “MTGB.”  At September 30, 2014, the Company had approximately 200 record holders of its common stock. The table below shows the reported high and low sale price of the common stock, as reported on the OTC Bulletin Board, and dividends declared during the periods indicated in 2014 and 2013. Quotations reflect inter-dealer prices without mark-up, mark-down or commissions, and may not represent actual transactions.

	High	Low	Dividends Declared Per Share
Year Ended September 30, 2014:
Fourth Quarter	$13.10	$12.00	—
Third Quarter	12.00	11.40	—
Second Quarter	12.35	11.85	—
First Quarter	13.00	11.85	—

	High	Low	Dividends Declared Per Share
Year Ended September 30, 2013:
Fourth Quarter	$12.75	$11.99	—
Third Quarter	13.05	11.50	—
Second Quarter	12.75	11.20	—
First Quarter	12.75	11.00	—

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

Item 6.         Selected Financial Data

The summary consolidated financial information presented below is derived in part from and should be read in conjunction with the Company’s audited consolidated financial statements.  The information at September 30, 2014 and 2013 and for the years then ended is derived in part from and should be read in conjunction with the audited consolidated financial statements of the Company that begin on page F-1 of this Annual Report on Form 10-K.

	At September 30,
(Dollars in thousands)	2014	2013

Selected Financial Condition Data:
Total assets	$109,163	$77,061
Cash and cash equivalents	5,938	4,713
Securities available-for-sale	16,638	5,309
Loans held-for-sale	2,727	749
Loans, net	77,015	57,939
Deposits	87,483	66,192
Federal Home Loan Bank advances	10,953	—
Stockholders’ equity	10,450	10,387

	At September 30,
(Dollars in thousands)	2014	2013

Operating Data:
Interest and dividend income	$3,282	$2,627
Interest expense	617	527
Net interest and dividend income	2,665	2,100
Provision for loan losses	69	104
Net interest and dividend income after provision for loan losses	2,596	1,996
Noninterest income	896	1,433
Noninterest expense	3,699	3,545
(Loss) income before income taxes	(207)	(116)
Income tax (benefit) expense	(63)	(39)
Net (loss) income	$(144)	$(77)

	At or For the Years Ended September 30,
	2014	2013

Selected Financial Ratios and Other Data:
Performance Ratios:
(Loss) Return on average assets	(0.15)%	(0.10)%
(Loss) Return on average equity	(1.08)	(0.67)
Interest rate spread (1)	2.94	2.79
Net interest margin (2)	3.10	3.00
Noninterest expense to average assets	3.88	4.51
Efficiency ratio (3)	103.88	100.34
Dividend pay-out ratio	N/A	N/A
Average equity to average assets	13.93	14.53

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans (4)	0.65%	0.75%
Allowance for loan losses as a percent of non-performing loans	2,530.00	945.65
Net charge-offs (recoveries) to average outstanding loans during the period	0.00	0.01
Non-performing loans as a percent of total loans (4)	0.03	0.08
Non-performing loans as a percent of total assets	0.02	0.06

Capital Ratios:
Total capital to risk-weighted assets	13.34%	17.93%
Tier 1 capital to risk-weighted assets	12.52	16.96
Tier 1 capital to total average assets	8.10	9.97

Other Data:
Number of full service offices	2	2

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Income.  Our primary source of income is net interest and dividend income. Net interest and dividend income is the difference between interest and dividend income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Other sources of income include gains on secondary market activities and earnings from customer service fees (mostly from service charges on deposit accounts).

Provision for Loan Losses.  The allowance for loan losses is maintained at a level representing management’s best estimate of inherent losses in the loan portfolio, based upon management’s evaluation of the portfolio’s collectability. The allowance for loan losses is established through the provision for loan losses, which is charged against income. Charge-offs, if any, are charged to the allowance for loan losses. Subsequent recoveries, if any, are credited to the allowance for loan losses. Allocation of the allowance for loan losses may be made for specific loans or pools of loans, but the entire allowance for loan losses is available for the entire loan portfolio.

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

Allowance for Loan Losses.  The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance for loan losses when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for loan losses.

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

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: owner and non-owner occupied residential real estate, home equity, multi-family, commercial real estate, construction, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses for the year ended September 30, 2014.

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

Balance Sheet Analysis

Total Assets.  Total assets increased by $32.1 million, from $77.1 million at September 30, 2013 to $109.2 million at September 30, 2014, primarily due to an increase in loans held-for-sale of $2.0 million, an increase in loans, net, of $19.1 million, and an increase in investments in available-for-sale securities of $11.3 million. This increase was primarily offset by a decrease in interest-bearing time deposits in other banks of $2.2 million.

Cash and Cash Equivalents.  Cash and cash equivalents increased by $1.2 million, from $4.7 million at September 30, 2013 to $5.9 million at September 30, 2014, due to normal fluctuations of the cash and cash equivalent balance.

Interest-Bearing Time Deposits in Other Banks.  These deposits decreased by $2.2 million, from $4.1 million at September 30, 2013 to $2.0 million at September 30, 2014, in order to fund new loan originations and the purchase of available-for-sale securities.

Securities. Our securities portfolio consists primarily of residential mortgage-backed securities issued by U.S. government agencies and government sponsored enterprises. Investments in available-for-sale securities increased by $11.3 million, from $5.3 million at September 30, 2013 to $16.6 million at September 30, 2014.  The increase is primarily due to purchases, net of repayments, of mortgage-backed securities.

Loans, Net. Loans, net, increased by $19.1 million, from $57.9 million at September 30, 2013 to $77.0 million at September 30, 2014. This increase was primarily due to new loans originated, net of repayments.

Loans Held-for-Sale.  Loans held-for-sale increased by $2.0 million, from $749,000 at September 30, 2013 to $2.7 million at September 30, 2014, primarily due to the timing of loan closings and fundings.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At September 30,
	2014		2013
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate loans:
Residential	$48,654	63.21%	$38,630	66.62%
Commercial	12,473	16.20	9,023	15.56
Construction	1,736	2.26	824	1.42
Multi-family	2,837	3.69	1,712	2.95
Total real estate loans	65,700	85.36	50,189	86.55

Commercial loans	2,940	3.82	1,862	3.21

Consumer loans:
Home equity	6,989	9.08	5,179	8.93
Other	1,339	1.74	762	1.31
Total consumer loans	8,328	10.82	5,941	10.24
Total loans	76,968	100.00%	57,992	100.00%
Deferred loan costs, net	553		382
Allowance for loan losses	(506)		(435)
Net loans	$77,015		$57,939

Loan Maturity.  The following table sets forth certain information at September 30, 2014 regarding the dollar amount of loan principal repayments coming due during the periods indicated. The table does not include any estimate of prepayments which significantly shorten the average lives of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The amounts shown below exclude net deferred loan costs.

	September 30, 2014
(Dollars in thousands)	Residential Mortgage Loans	Commercial Real Estate Loans	Construction Loans	Multi- Family Loans	Commercial Loans	Consumer Loans	Total Loans
Amounts due in:
One year or less	$—	$352	$1,736	$—	$179	$217	$2,484
More than one year to five years	191	2,199	—	305	1,597	834	5,126
More than five years to ten years	1,637	2,420	—	1,122	249	1,018	6,446
More than ten years	46,826	7,502	—	1,410	915	6,259	62,912
Total	$48,654	$12,473	$1,736	$2,837	$2,940	$8,328	$76,968

Fixed vs. Adjustable Rate Loans.  The following table sets forth the dollar amount of all scheduled maturities of loans at September 30, 2014 that are due after September 30, 2015 and have either fixed interest rates or adjustable interest rates. The amounts shown below exclude net deferred loan costs.

(Dollars in thousands)	Fixed Rates	Floating or Adjustable Rates	Total
Real estate loans:
Residential	$20,667	$27,987	$48,654
Commercial	5,991	6,130	12,121
Construction	—	—	—
Multi-family	1,195	1,642	2,837
Total real estate	27,853	35,759	63,612
Commercial loans	298	2,463	2,761
Consumer loans	3,935	4,176	8,111
Total	$32,086	$42,398	$74,484

Securities.  Our securities portfolio consists primarily of residential mortgage-backed securities issued by U.S. government agencies and government sponsored enterprises. Investments in available-for-sale securities increased by $11.3 million, from $5.3 million at September 30, 2013 to $16.6 million at September 30, 2014, due to purchases of $12.7 million, offset by $1.4 million in maturities.

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At September 30,
	2014		2013
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Securities available-for-sale:
Corporate debt securities	$—	$—	$—	$—
Taxable municipal securities	301	299	—	—
Asset-backed securities	911	916	—	—
Mortgage-backed securities	11,913	12,038	4,445	4,519
U.S. Government and federal agency obligations	3,403	3,385	800	790
Total	$16,528	$16,638	$5,245	$5,309

At September 30, 2014, we had no investments in a single company or entity (other than the U.S. Government or an agency of the U.S. Government), including both debt and equity securities, that had an aggregate carrying value in excess of 10% of stockholders’ equity.

The following table sets forth the stated maturities and weighted average yields of investment securities at September 30, 2014. Certain mortgage-related securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Year to Ten Years		After Ten Years
(Dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Securities available-for-sale
Mortgage-backed securities	$1,614	2.63%	$4,564	2.61%	$3,255	2.64%	$2,605	2.69%
Asset-backed securities	—	—	—	—	916	2.91	—	—
Taxable municipal security	—	—	—	—	299	3.20	—	—
U.S. Government and federal agency obligations	—	—	744	0.83	2,641	2.71	—	—
Total	$1,614	2.63%	$5,308	2.36%	$7,111	2.21%	$2,605	2.69%

Deposits.  Our primary sources of funds are retail deposit accounts held primarily by individuals and businesses within our primary market area. Total deposits increased by $21.3 million, from $66.2 million at September 30, 2013 to $87.5 million at September 30, 2014, primarily due to a $14.1 million increase in certificates of deposit, a $3.3 million increase in noninterest-bearing deposits, and a $2.1 million increase in money market deposits.  The increase in certificates of deposit is primarily due to the bank subscribing in February, 2014, to a direct listing service to post rates.  The subscription offers management another source of funds for liquidity purposes as well as obtaining deposits at lower rates than the current local market rates.

The following table sets forth the balances of our deposit products at the dates indicated.

	September 30,
	2014		2013
(Dollars in thousands)	Total	Percent	Total	Percent
Noninterest-bearing deposits	$14,355	16.41%	$11,015	16.64%
Money market	11,905	13.61	9,799	14.80
Regular and other savings	11,345	12.97	9,569	14.46
Certificates of deposit	49,878	57.01	35,809	54.10
Total	$87,483	100.00%	$66,192	100.00%

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity at September 30, 2014. Jumbo certificates of deposit require minimum deposits of $100,000.

Maturity Period at September 30, 2014	Jumbo Certificates of Deposit
(In thousands)
Three months or less	$7,493
Over three through six months	3,406
Over six through twelve months	8,350
Over twelve months	19,040
Total	$38,289

Borrowings.  We generally use borrowings from the Federal Home Loan Bank of Boston to supplement our supply of funds for originating loans and purchasing securities. Total borrowings outstanding at September 30, 2014 were $11.0 million.  No Federal Home Loan Bank of Boston borrowings were outstanding at September 30, 2013.

The following table sets forth selected information regarding our borrowed funds during the periods indicated.

	At or For the Year Ended September 30,
(Dollars in thousands)	2014	2013
Maximum amount outstanding at any month-end during the period:
FHLB Advances	$13,000	$1,500
Average balance outstanding during the period:
FHLB Advances	6,206	340
Weighted average interest rate during the period:
FHLB Advances	0.55%	0.00%
Balance outstanding at end of period:
FHLB Advances	$10,953	$—
Weighted average interest rate at end of period:
FHLB Advances	0.90%	—%

Comparison of Operating Results for the Years Ended September 30, 2014 and 2013

Net Loss.  Net loss increased by $67,000, from a net loss of $77,000 in 2013 to a net loss of 144,000 in 2014 primarily due to a decrease in total noninterest income of $537,000, an increase in noninterest expense of $154,000, and an increase in total interest expense of $90,000, offset by an increase in total interest and dividend income of $655,000.

Noninterest Income. Noninterest income decreased by $537,000 from $1.4 million in 2013 to $896,000 in 2014, primarily due to a decrease in gains on secondary market activities of $526,000, from $1.1 million in 2013 to $551,000 in 2014.  This decrease is attributed to a reduction in gains on loans sold due to a reduced volume of loans sold caused by an increase in market interest rates.

Net Interest and Dividend Income.  Net interest and dividend income increased by $565,000 to $2.7 million in 2014 due to a $655,000 increase in total interest and dividend income, offset by an increase in interest expense. The yield on interest-earning assets increased from 3.75% in 2013 to 3.82% in 2014, with a corresponding increase in the average balance of interest-earning assets from $70.0 million to $86.0 million. The average rate paid on interest-bearing liabilities decreased from 0.96% in 2013 to 0.88% in 2014 which offset an increase in the average balance of interest-bearing liabilities from $54.8 million to $70.0 million. The interest rate spread increased from 2.79% in 2013 to 2.94% in 2014.

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

	For the Years Ended September 30,
	2014			2013
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate

Interest-earning assets:
Securities (1)	$12,255	$292	2.38%	$6,145	$142	2.31%
Loans, net (2)	69,217	2,962	4.28%	55,772	2,441	4.38%
Other interest-earning assets (3)	4,515	28	0.62%	8,109	44	0.54%
Total interest-earning assets	85,987	3,282	3.82%	70,026	2,627	3.75%

Non-interest earning assets	9,364			8,647
Total assets	$95,351			$78,673

Interest-bearing liabilities:
Regular savings accounts	$10,200	$16	0.16%	$9,473	$24	0.25%
Money market accounts	10,479	58	0.55%	9,081	46	0.51%
Time deposits	43,054	509	1.18%	35,859	457	1.27%
Total interest-bearing deposits	63,733	583	0.91%	54,413	527	0.97%

Federal Home Loan Bank advances	6,206	34	0.55%	340	—	0.00%
Total interest-bearing liabilities	69,939	617	0.88%	54,753	527	0.96%

Demand deposits	11,846			12,351
Other liabilities	279			136
Stockholders’ equity	13,287			11,433
Total liabilites and stockholders’ equity	$95,351			$78,673

Net interest income		$2,665			$2,100

Interest rate spread			2.94%			2.79%
Net interest margin			3.10%			3.00%

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

	Year Ended September 30,
	2014 Compared to
	September 30, 2013
	Increase (Decrease)		Total
	Due to		Increase
(Dollars in thousands)	Volume	Rate	(Decrease)

Interest income:
Securities (1)	$145	$5	$150
Loans, net (2)	574	(53)	521
Other interest-earning assets (3)	(24)	8	(16)
Total interest-earning assets	695	(40)	655

Interest expense:
Deposits	90	(34)	56
Federal Home Loan Bank advances	34	—	34
Total interest-bearing liabilities	124	(34)	90
Increase (decrease) in net interest and dividend income	$571	$(6)	$565

(1)         Includes Federal Home Loan Bank stock, deposits with Cooperative Central Bank, and available-for-sale securities.

(2)         Includes non-accrual loans and interest received on such loans, and loans held-for-sale.

(3)         Includes short-term investments.

Provision for Loan Losses.  The provision for loan losses decreased by $35,000, from $104,000 in 2013 to $69,000 in 2014. The provision in 2014 reflects the effect of the increase in the loan portfolio on the calculation of the allowance for loan losses. Loans, net, increased from $57.9 million at September 30, 2013 to $77.0 million at September 30, 2014.

Noninterest Income.  Noninterest income decreased by $537,000, from $1.4 million in 2013 to $896,000 in 2014 primarily due to a $526,000 decrease in gain on secondary market activities from $1.1 million to $551,000. The decrease in gain on secondary market activities was due to lower volume of loan sales.

Noninterest Expense.  Noninterest expense increased by $154,000, from $3.5 million in 2013 to $3.7 million in 2014. Salaries and employee benefits expense remained relatively the same. Professional fees increased by $4,000, from $416,000 to $420,000 primarily due to increased consultant fees. Occupancy and equipment expense increased from $375,000 to $477,000 in 2014, primarily due to the opening of the Roslindale branch office. Advertising increased by $15,000, from $85,000 in 2013 to $100,000 in 2014 due to an increase in the promotion of bank services. Other expense decreased by $28,000, from $304,000 in 2013 to $276,000 in 2014.

Income Tax Benefit.  Income tax benefit increased by $24,000, from an income tax benefit of $39,000  in 2013 to an income tax benefit of $63,000 in 2014 due to the pre-tax loss in 2014. The effective tax rate was (33.6)% in 2013 and (30.4)% in 2014.

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

The following table provides information with respect to our nonperforming assets, including debt restructurings, at the dates indicated.

	At September 30,
(Dollars in thousands)	2014	2013

Nonaccrual loans:
Real estate loans:
Residential	$—	$46
Commercial	—	—
Total real estate	—	46
Consumer loans	20	—
Total	20	46
Accruing loans past due 90 days or more	—	—
Total nonaccrual loans and accruing loans past due 90 days	20	46
Other real estate owned	—	—
Total nonperforming assets	20	46
Troubled debt restructurings	—	—
Total nonperforming assets and troubled debt restructurings	$20	$46

Total nonperforming loans to total loans (1)	0.03%	0.08%
Total nonperforming loans to total assets	0.02%	0.06%
Total nonperforming assets and troubled debt restructurings to total assets	0.02%	0.06%

(1)         Loans are presented before allowance for loan losses, but include deferred loan origination costs, net.  Excludes loans held-for-sale.

Interest income that would have been recorded for the years ended September 30, 2014 and 2013, had nonaccrual loans been current according to their original terms, was immaterial.  No income related to nonaccrual loans was included in interest income for the years ended September 30, 2014 and 2013.

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

The following table shows the aggregate amounts of our criticized and classified assets at the dates indicated.

	At September 30,
(Dollars in thousands)	2014	2013
Special mention assets	$432	$979
Substandard assets	20	725
Doubtful assets	—	—
Loss assets	—	—
Total	$452	$1,704

See note 4 in the notes to the consolidated financial statements for further information regarding our criticized and classified assets at September 30, 2014 and 2013.

Other than as disclosed in the above tables, there are no other loans where management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Delinquencies.  The following table provides information about delinquencies in our portfolio at the dates indicated.

	At September 30, 2014			At September 30, 2013
			90 Days			90 Days
	30–59 Days	60–89 Days	or More	30–59 Days	60–89 Days	or More
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

Real estate loans:
Residential	$386	$34	$—	$457	$—	$46
Multi-family	—	191	—	—	—	—
Commercial	—	—	—	243	—	—
Total real estate	386	225	—	700	—	46
Consumer loans	216	8	—	39	—	—
Total	$602	$233	$—	$739	$—	$46

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

Allowance on the Remainder of the Loan Portfolio.   The general component of the allowance for loan losses relates to loans that are not determined to be impaired. The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: owner and non-owner occupied residential real estate, home equity, multifamily, commercial real estate, construction, commercial and consumer.  Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment.  This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. Our qualitative and environmental factors are reviewed on a quarterly basis and our historical loss experience is reviewed quarterly to ensure they reflect current conditions in our loan portfolio and the economy.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At September 30,
	2014			2013
			% of			% of
		% of	Loans in		% of	Loans in
		Allowance	Category		Allowance	Category
		to Total	to Total		to Total	to Total
(Dollars in thousands)	Amount	Allowance	Loans	Amount	Allowance	Loans

Real estate loans:
Residential	$266	52.57%	63.21%	$253	58.16%	66.62%
Commercial	86	17.00	16.20	81	18.62	15.56
Construction	17	3.36	2.26	8	1.84	1.42
Multi-family	28	5.53	3.69	17	3.91	2.95
Total real estate	397	78.46	85.36	359	82.53	86.55
Commercial loans	25	4.94	3.82	16	3.68	3.21
Consumer loans	84	16.60	10.82	60	13.79	10.24
Total allowance for loan losses	$506	100.00%	100.00%	$435	100.00%	100.00%

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

Analysis of Loan Loss Experience.  The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	At or For the Years Ended
	September 30,
(Dollars in thousands)	2014	2013

Allowance at beginning of period	$435	$334
Provision for loan losses	69	104
Charge-offs	—	(3)
Recoveries	2	—
Allowance at end of period	$506	$435

Allowance for loan losses as a percent of non-performing loans	2,530.00%	945.65%
Allowance for loan losses as a percent of total loans	0.65	0.75
Net recoveries (charge-offs) to average loans outstanding during the period	0.00	(0.01)

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12 month period using net interest income simulations. The simulations use projected repricing of assets and liabilities at September 30, 2014 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on the simulations. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and would increase if prepayments accelerated. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for Meetinghouse Bank at September 30, 2014.

	Net Interest Income
Basis Point (“bp”) Change in Rates	Amount	Change	% Change
	(Dollars in thousands)

300 (Gradual)	$2,903	$(366)	(11.20)%
200	3,063	(206)	(6.30)
0	3,269	—	—
(100)	3,274	5	0.15

The following table reflects changes in the present value of equity for Meetinghouse Bank at September 30, 2014.

	Present Value of Equity
Basis Point (“bp”) Change in Rates	Amount	Change	% Change
	(Dollars in thousands)

300	$5,588	$(3,471)	(38.32)%
0	9,059	—	—
(100)	10,017	957	10.56

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

Our most liquid assets are cash and cash equivalents, interest-bearing deposits in other banks, and corporate bonds. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2014, cash and cash equivalents totaled $5.9 million. Securities classified as available-for-sale, whose aggregate market value exceeded cost, provide additional sources of liquidity and had a market value of $16.6 million at September 30, 2014. In addition, at September 30, 2014, we had the ability to borrow an additional amount of approximately $7.9 million from the Federal Home Loan Bank of Boston. At September 30, 2014, we had outstanding borrowings of $11.0 million. In addition, at September 30, 2014, we had the ability to borrow $4.4 million from The Co-operative Central Bank, none of which was outstanding at that date.

In addition, we have a $500,000 line of credit available to us from Bankers’ Bank Northeast. At September 30, 2014, we had no borrowings outstanding under this credit facility.

At September 30, 2014, we had $7.0 million in loan commitments outstanding, which consisted of commitments to originate loans, available lines of credit and a standby letter of credit. Certificates of deposit due within one year after September 30, 2014 totaled $28.0 million, or 56.1% of certificates of deposit. If these maturing deposits are not renewed, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit. Management believes, however, based on past experience that a significant portion of our certificates of deposit will be renewed. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As of September 30, 2014 and 2013, we had a lease agreement for our Roslindale branch which was entered into on December 20, 2012 for a term of five years beginning February 1, 2013 and ending January 31, 2018.

Financing and Investing Activities

The following table presents our primary investing and financing activities during the periods indicated.

	Years Ended
	September 30,
(In thousands)	2014	2013
Investing activities:
Loan originations and principal collections, net	$(18,976)	$(14,437)
Proceeds from maturities of interest-bearing time deposits in other banks	3,900	1,797
Proceeds from calls, maturities and principal repayments of securities available-for-sale	1,443	2,438
Purchases of securities available-for-sale	(12,755)	(2,549)
Financing activities:
Increase (decrease) in deposits	21,291	(2,105)
Proceeds from Federal Home Loan Bank advances, net of repayments	10,953	—
Proceeds from common stock offering	—	6,613
Costs of common stock offering	—	(961)
Common stock acquired by ESOP	—	(487)

Capital Management.  We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2014, we exceeded all of our regulatory capital requirements to be considered “well capitalized” under regulatory guidelines. See note 18 of the notes to consolidated financial statements.

Off-Balance Sheet Arrangements.  In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments and unused lines of credit, see note 13 of the notes to consolidated financial statements.

For the years ended September 30, 2014 and 2013, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information in Part II, Item 7, “Risk Management — Interest Rate Risk Management” and “— Interest Rate Risk Analysis” is incorporated herein by reference.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014, utilizing the framework established in Internal Control — Integrated Framework (1992 version) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of September 30, 2014 is effective.

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

(c)                                  Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Board of Directors

For information concerning Meetinghouse Bancorp’s board of directors, the information contained under the section captioned “Item 1 — Election of Directors” in Meetinghouse Bancorp’s Proxy Statement for the 2015 Annual Meeting of Stockholders (the “Proxy statement”) is incorporated herein by reference.

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

Below is information regarding our executive officers who are not also directors. Ages presented are as of September 30, 2014.

Wayne Gove has served as the Chief Financial Officer and Chief Compliance Officer of Meetinghouse Bank since December 2010 and has served as Senior Vice President since January 2012. Before joining Meetinghouse Bank, he served as Senior Vice President and Treasurer of Mt. Washington Bank, a Division of East Boston Savings Bank, in South Boston, Massachusetts from May 2008 to December 2010. Before joining Mt. Washington Bank in May 2008, he served as President of Roxbury Highland Cooperative Bank in Jamaica Plain, Massachusetts. Age 60.

Steven K. Borgerson has served as Vice President and Lending Officer of Meetinghouse Bank since October 2011. Before joining Meetinghouse Bank, he served as Vice President and Regional Sales Manager of Rockland Trust Company in Rockland, Massachusetts from September 2003 to October 2011. Age 51.

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

Code of Ethics

The Company’s code of business conduct and ethics, which applies to all employees and directors, addresses conflicts of interest, the treatment of confidential information, general employee conduct and compliance with applicable laws, rules and regulations. In addition, the code of business conduct and ethics is designed to deter wrongdoing and to promote honest and ethical conduct, the avoidance of conflicts of interest, full and accurate disclosure and compliance with all applicable laws, rules and regulations. A copy of the Company’s code of business conduct and ethics is available on the Investor Relations portion of the Bank’s website at www.meetinghousebank.com.

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

(d)                                 Equity Compensation Plans.

Set forth below is information, as of September 30, 2014, regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by stockholders	92,575	$0	74,056
Equity compensation plans not approved by stockholders	—	—	—

Total	92,575	$0	74,056

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information relating to certain relationships and related transactions and director independence is set forth under the sections captioned “Transactions with Related Persons” and “Corporate Governance” in the Proxy Statement and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

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

Item 15.  Exhibits and Financial Statement Schedules

(a)                                 List of Documents Filed as Part of this Report

(1)                                 Financial Statements.  The following consolidated financial statements are incorporated by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of September 30, 2014 and 2013

Consolidated Statements of Operations for the Years Ended September 30, 2014 and 2013

Consolidated Statements of Comprehensive Loss for the Years Ended September 30, 2014 and 2013

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended September 30, 2014 and 2013

Consolidated Statements of Cash Flows for the Years Ended September 30, 2014 and 2013

Notes to Consolidated Financial Statements

(b)                                  Exhibits.  The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description

3.1	Articles of Incorporation of Meetinghouse Bancorp, Inc. (1)
3.2	Articles of Amendment to Articles of Incorporation of Meetinghouse Bancorp, Inc.(1)
3.3	Bylaws of Meetinghouse Bancorp, Inc. (1)
10.1	Employment Agreement between Meetinghouse Bancorp, Inc., Meetinghouse Bank and Anthony A. Paciulli + (2)
10.2	Change in Control Severance Agreement between Meetinghouse Bank and Wayne Gove +(2)
10.3	Change in Control Severance Agreement between Meetinghouse Bank and Steven K. Borgerson +(2)
10.4	Meetinghouse Bank Employee Severance Compensation Plan+(2)
21.1	Subsidiaries of Meetinghouse Bancorp, Inc.
23.0	Consent of Shatswell, MacLeod & Company, P.C.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
101.1

The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

The Audit Committee

Meetinghouse Bancorp, Inc.

Dorchester, Massachusetts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Meetinghouse Bancorp, Inc. and Subsidiary (the Company) as of September 30, 2014 and 2013 and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meetinghouse Bancorp, Inc. and Subsidiary as of September 30, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts

December 29, 2014

MEETINGHOUSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

September 30, 2014 and 2013

(Dollars in Thousands, Except Share Data)

	2014	2013
ASSETS
Cash and due from banks	$4,943	$3,182
Federal funds sold	942	1,485
Interest-bearing demand deposits with other banks	53	46
Cash and cash equivalents	5,938	4,713
Interest-bearing time deposits in other banks	1,985	4,147
Investments in available-for-sale securities (at fair value)	16,638	5,309
Federal Home Loan Bank stock, at cost	754	282
Loans held-for-sale	2,727	749
Loans, net of allowance for loan losses of $506 as of September 30, 2014 and $435 as of September 30, 2013	77,015	57,939
Premises and equipment	1,772	1,865
Investment in real estate	1,090	952
Cooperative Central Bank deposit	427	427
Accrued interest receivable	273	197
Other assets	544	481
Total assets	$109,163	$77,061

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$14,355	$11,015
Interest-bearing	73,128	55,177
Total deposits	87,483	66,192
Federal Home Loan Bank advances	10,953	—
Deferred income tax liability, net	58	107
Other liabilities	219	375
Total liabilities	98,713	66,674
Stockholders’ equity:
Preferred stock, 500,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value; 5,000,000 shares authorized; 679,769 and 661,250 shares issued and outstanding at September 30, 2014 and 2013, respectively	7	7
Additional paid-in capital	5,903	5,645
Retained earnings	5,035	5,179
Unearned compensation - ESOP (38,163 and 45,795 shares unallocated at September 30, 2014 and 2013, respectively)	(341)	(482)
Unearned compensation - restricted stock awards	(221)	—
Accumulated other comprehensive income	67	38
Total stockholders’ equity	10,450	10,387
Total liabilities and stockholders’ equity	$109,163	$77,061

The accompanying notes are an integral part of these consolidated financial statements.

MEETINGHOUSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended September 30, 2014 and 2013

(Dollars in Thousands)

	2014	2013
Interest and dividend income:
Interest and fees on loans	$2,962	$2,441
Interest and dividends on securities	292	142
Other interest	28	44
Total interest and dividend income	3,282	2,627
Interest expense:
Interest on deposits	583	527
Interest on Federal Home Loan Bank advances	34	—
Total interest expense	617	527
Net interest and dividend income	2,665	2,100
Provision for loan losses	69	104
Net interest and dividend income after provision for loan losses	2,596	1,996
Noninterest income:
Gain on secondary market activities	551	1,077
Customer service fees	295	310
Other income	50	46
Total noninterest income	896	1,433
Noninterest expense:
Salaries and employee benefits	1,976	1,942
Occupancy and equipment expense	477	375
Professional fees	420	416
Data processing	294	261
Deposit insurance expense	63	64
Advertising	100	85
Supplies	46	57
Insurance	47	41
Other expense	276	304
Total noninterest expense	3,699	3,545
Loss before income tax benefit	(207)	(116)
Income tax benefit	(63)	(39)
Net loss	$(144)	$(77)

Loss per share:
Basic	$(0.23)
Diluted	$(0.23)

Weighted average shares outstanding
Basic	621,184
Diluted	621,184

The accompanying notes are an integral part of these consolidated financial statements.

MEETINGHOUSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Years Ended September 30, 2014 and 2013

(In thousands)

	2014	2013
Net loss	$(144)	$(77)
Other comprehensive income (loss), net of tax:
Net change in unrealized holding gain on available-for-sale securities, net of tax	29	(124)
Other comprehensive income (loss), net of tax	29	(124)
Comprehensive loss	$(115)	$(201)

The accompanying notes are an integral part of these consolidated financial statements.

MEETINGHOUSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended September 30, 2014 and 2013

(Dollars In Thousands)

							Accumulated
			Additional		Unearned	Unearned	Other
	Common Stock		Paid-In	Retained	Compensation -	Compensation -	Comprehensive
	Shares	Amount	Capital	Earnings	ESOP	Restricted Stock Awards	Income	Total
Balance, September 30, 2012	—	$—	$—	$5,256	$—	$—	$162	$5,418
Net loss				(77)				(77)
Other comprehensive loss, net of tax							(124)	(124)
Procceds from issuance of common stock for initial public offering, net of offering costs of $961	661,250	7	5,645					5,652
Common stock acquired by ESOP (46,287 shares)					(487)			(487)
Common stock released by ESOP (492 shares)					5			5
Balance, September 30, 2013	661,250	7	5,645	5,179	(482)	—	38	10,387
Net loss				(144)				(144)
Other comprehensive income, net of tax							29	29
Issuance of restricted stock awards	18,519		234			(234)
Compensation expense - restricted stock awards						13		13
Common stock released by ESOP (7,632 shares)			15		80			95
Common stock committed to be released by ESOP (5,724 shares)			9		61			70
Balance, September 30, 2014	679,769	$7	$5,903	$5,035	$(341)	$(221)	$67	$10,450

The accompanying notes are an integral part of these consolidated financial statements.

MEETINGHOUSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended September 30, 2014 and 2013

(In thousands)

	2014	2013
Cash flows from operating activities:
Net loss	$(144)	$(77)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of securities, net	29	45
Provision for loan losses	69	104
Change in deferred loan costs, net	(171)	(238)
Loans originated for sale	(44,943)	(86,523)
Proceeds from sale of loans	43,516	93,645
Gain on loans sold	(551)	(1,077)
Depreciation and amortization	162	137
Compensation expense - restricted stock awards	13	—
ESOP expense	93	5
Increase in accrued interest receivable	(76)	(24)
(Increase) decrease in other assets	(63)	464
Deferred tax benefit	(66)	(13)
(Decrease) increase in accrued expenses and other liabilities	(84)	203

Net cash (used in) provided by operating activities	(2,216)	6,651

Cash flows from investing activities:
Purchases of interest-bearing time deposits in other banks	(1,738)	(1,993)
Proceeds from maturities of interest-bearing time deposits in other banks	3,900	1,797
Purchases of available-for-sale securities	(12,755)	(2,549)
Proceeds from maturities of available-for-sale securities	1,443	2,438
Loan originations and principal collections, net	(18,976)	(14,437)
Recoveries of loans previously charged off	2	—
(Purchase) redemption of Federal Home Loan Bank stock, net	(472)	119
Capital expenditures	(207)	(550)

Net cash used in investing activities	(28,803)	(15,175)

Cash flows from financing activities:
Net increase (decrease) in demand deposits, NOW and savings accounts	7,222	(1,490)
Net increase (decrease) in time deposits	14,069	(615)
Proceeds from Federal Home Loan Bank long-term advances	5,000	—
Net change in Federal Home Loan Bank short-term advances	6,000	—
Repayments of long-term advances from Federal Home Loan Bank	(47)	—
Proceeds from common stock offering	—	6,613
Costs of common stock offering	—	(961)
Common stock acquired by ESOP	—	(487)

Net cash provided by financing activities	32,244	3,060

Net increase (decrease) in cash and cash equivalents	1,225	(5,464)
Cash and cash equivalents at beginning of year	4,713	10,177
Cash and cash equivalents at end of year	$5,938	$4,713

Supplemental disclosures:
Interest paid	$609	$527
Income taxes paid (received)	2	(22)

The accompanying notes are an integral part of these consolidated financial statements.

MEETINGHOUSE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended September 30, 2014 and 2013

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

CASH AND CASH EQUIVALENTS:

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items, due from banks, federal funds sold and interest-bearing demand deposits with other banks.

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

•                        Held-to-maturity securities are measured at amortized cost in the consolidated balance sheets.  Unrealized holding gains and losses are not included in earnings or in a separate component of stockholders’ equity; they are merely disclosed in the notes to the consolidated financial statements.

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

As a member of the Federal Home Loan Bank of Boston (FHLB), the Company is required to invest in $100 par value stock of the FHLB.  The FHLB capital structure mandates that members must own stock as determined by their Total Stock Investment Requirement which is the sum of a member’s Membership Stock Investment Requirement and Activity-Based Stock Investment Requirement.  The Membership Stock Investment Requirement is calculated as 0.35% of a member’s Stock Investment Base, subject to a minimum investment of $10,000 and a maximum investment of $25,000,000.  The Stock Investment Base is an amount calculated based on certain assets held by a member that are reflected on call reports submitted to applicable regulatory authorities.  The Activity-Based Stock Investment Requirement is

calculated as 3.0% for overnight advances, 4.0% for FHLB advances with original terms to maturity of two days to three months and 4.5% for other advances plus a percentage of advance commitments, 0.5% of standby letters of credit issued by the FHLB and 4.5% of the value of intermediated derivative contracts.  Management evaluates the Company’s investment in FHLB stock for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation.  Based on its most recent analysis of the FHLB as of September 30, 2014, management deems its investment in FHLB stock to be not other-than-temporarily impaired.

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

Loan origination and commitment fees and certain direct origination costs are deferred, and the net amount amortized as an adjustment of the related loan’s yield.  The Company is amortizing these amounts over the contractual lives of the related loans.

Residential real estate loans are generally placed on nonaccrual when reaching 90 days past due or in process of foreclosure.  All closed-end consumer loans 90 days or more past due and any equity line in the process of foreclosure are placed on nonaccrual status.  Secured consumer loans are written down to realizable value and unsecured consumer loans are charged off upon reaching 120 or 180 days past due depending on the type of loan.  Commercial real estate loans and commercial business loans and leases which are 90 days or more past due are placed on nonaccrual status, unless secured by sufficient cash or other assets immediately convertible to cash.  When a loan has been placed on nonaccrual status, previously accrued and uncollected interest is reversed against interest on loans.  A loan can be returned to accrual status when collectability of principal is reasonably assured and the loan has performed for a period of time, generally six months.

Cash receipts of interest income on impaired loans are credited to principal to the extent necessary to eliminate doubt as to the collectability of the net carrying amount of the loan.  Some or all of the cash receipts of interest income on impaired loans is recognized as interest income if the remaining net carrying amount of the loan is deemed to be fully collectible.  When recognition of interest income on an impaired loan on a cash basis is appropriate, the amount of income that is recognized is limited to that which would have been accrued on the net carrying amount of the loan at the contractual interest rate.  Any cash interest payments received in excess of the limit and not applied to reduce the net carrying amount of the loan are recorded as recoveries of charge-offs until the charge-offs are fully recovered.

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

General Component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: owner and non-owner occupied residential real estate, home equity, multifamily, commercial real estate, construction, commercial and consumer.  Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment.  This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during fiscal year 2014.

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

Commercial real estate:  Commercial real estate includes multi-family and certain non-owner occupied residential real estate.  Loans in this segment are primarily income-producing properties throughout Massachusetts.  The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which, in turn, will have an effect on the credit quality in this segment.  Management periodically obtains rent rolls and continually monitors the cash flows of these loans.

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

Allocated Component:

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

Unallocated Component:

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

INVESTMENT IN REAL ESTATE:

Investment in real estate is carried at the lower of cost or estimated fair value and includes a building and land located adjacent to the Bank’s parking lot in Dorchester, Massachusetts as well as property formerly held in other real estate owned.  Lease income is included in other income and expenses for maintaining these assets are included in other expense.  The buildings are being depreciated over their estimated useful lives.

OTHER REAL ESTATE OWNED AND IN-SUBSTANCE FORECLOSURES:

Other real estate owned includes properties acquired through foreclosure and properties classified as in-substance foreclosures in accordance with ASC 310-40, “Receivables-Troubled Debt Restructuring by Creditors.”  These properties are initially carried at estimated fair value, less estimated selling costs.  Any writedown from cost to estimated fair value required at the time of foreclosure or classification as in-

substance foreclosure is charged to the allowance for loan losses.  Expenses incurred in connection with maintaining these assets, subsequent writedowns and gains or losses recognized upon sale are included in other expense.

In accordance with ASC 310-10-35, “Receivables-Overall-Subsequent Measurement,” the Company classifies loans as in-substance repossessed or foreclosed if the Company receives physical possession of the debtor’s assets regardless of whether formal foreclosure proceedings take place.

As of September 30, 2014 and 2013, the Company had no other real estate owned or in-substance foreclosure assets.

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

EARNINGS (LOSS)PER SHARE (EPS):

Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  Because the formation of the Company was completed on November 19, 2012, loss per share data is not meaningful for the year ended September 30, 2013 and is therefore not presented.  Unallocated common shares held by the ESOP and unvested restricted stock awards are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted loss per share calculations.

Basic and diluted loss per share have been computed based on the following for the year ended September 30, 2014:

(Dollars in thousands)

Net loss applicable to common stock	$(144)

Average number of common shares issued	663,432
Less: average unallocated ESOP shares	(40,066)
Less: average unvested restricted stock awards	(2,182)
Average number of common shares outstanding used to calculate basic and diluted loss per share	621,184

Basic loss per share	$(0.23)
Diluted loss per share	$(0.23)

At September 30, 2014, there were 18,519 shares of unvested restricted stock not included in the computation of diluted loss per share because to do so would have been antidilutive.

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

Federal Home Loan Bank advances:  Fair values for Federal Home Loan Bank of Boston (FHLB) advances are estimated using a discounted cash flow technique that applies interest rates currently being offered on advances to a schedule of aggregated expected monthly maturities on FHLB advances.

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

SHARE-BASED COMPENSATION PLAN:

The Company measures and recognizes compensation cost relating to share-based payment transactions based on the grant-date fair value of the equity instruments issued. Share-based compensation is recognized over the period the employee is required to provide service for the award. Reductions in compensation expense associated with forfeited options are estimated at the date of grant, and this estimated forfeiture rate is adjusted quarterly based on actual forfeiture experience. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options granted.  See Note 12.

EMPLOYEE STOCK OWNERSHIP PLAN:

The Company established an Employee Stock Ownership Plan (ESOP) as part of its stock issuance on November 19, 2012.  The ESOP is accounted for in accordance with ASC 718-40, “Compensation — Stock Compensation — Employee Stock Ownership Plan.”  Under ASC 718-40, unearned ESOP shares are not considered outstanding and are therefore not taken into account when computing earnings per share.  Unearned ESOP shares are presented as a reduction to stockholders’ equity and represent shares to be allocated to ESOP participants in future periods for services provided by the Company.  As shares are committed to be released, compensation expense is recognized for the fair market value of the stock and stockholders’ equity is increased by a corresponding amount.  The loan to the ESOP will be repaid principally from the Bank’s contributions to the ESOP over a period of 6.1 years.  See Note 11.

RECENT ACCOUNTING PRONOUNCEMENTS:

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-01, “Investments — Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects.” The amendments in this ASU apply to all reporting entities that invest in qualified affordable housing projects through limited liability entities that are flow-through entities for tax purposes as follows:

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

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360):  Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”  This ASU changes the criteria for reporting discontinued operations and modifies related disclosure requirements.  The new guidance is effective within annual periods beginning on or after December 15, 2014, and interim periods within those years.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).”  The objective of this ASU is to clarify principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards.  The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards.  The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early application is not permitted.  The Company is currently reviewing this ASU to determine if it will have an impact on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing (Topic 860):  Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.”  The amendments in this ASU require two accounting changes.  First, the amendments in this ASU change the accounting for repurchase-to-maturity transactions to secured borrowing accounting.  Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement.  This ASU also includes new disclosure requirements.  The accounting changes in this Update are effective for the first interim or annual period beginning after December 15, 2014.  An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption.  Earlier application for a public business entity is prohibited.  The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, “Compensation - Stock Compensation (Topic 718):  Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period.”  The amendments in this ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards.  This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015.  Earlier adoption is permitted.  ASU 2014-12 may be adopted either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements, and to all new or modified awards thereafter.  If retrospective transition is adopted, the cumulative effect of applying this update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date.  The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-13, “Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity.”  This ASU applies to entities that meet the following criteria:

1.              they are required to consolidate a collateralized entity under the Variable Interest Entities guidance;

2.              they measure all of the financial assets and the financial liabilities of that consolidated collateralized financing entity at fair value in the consolidated financial statements based on other FASB rules; and

3.              those changes in fair value are reflected in earnings.

Under ASU 2014-13, entities that meet these criteria are provided an alternative under which they can choose to eliminate the difference between the fair value of financial assets and financial liabilities of a consolidated collateralized financing entity.  If that alternative is not elected, then ASU 2014-13 indicates that the fair value of the financial assets and the fair value of the financial liabilities of the consolidated collateralized financing entity should be measured in accordance with ASC 820,  “Fair Value Measurement,” and differences between the fair value of the financial assets and the financial liabilities of that consolidated collateralized financing entity should be reflected in earnings and attributed to the reporting entity in the consolidated statement of income or loss.  The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted as of the beginning of an annual period.  The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-14, “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government - Guaranteed Mortgage Loans upon Foreclosure.”  The amendments in this ASU require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met:

1.              the loan has a government guarantee that is not separable from the loan before foreclosure;

2.              at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and

3.              at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed.

Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor.  The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40).”  The amendments in this ASU provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures.  The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards.  Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued).  The amendments in this ASU apply to all entities and are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The adoption of this guidance is not expected to have an impact on the Company’s results of operations or financial position.

In August 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815).”  The objective of this ASU is to eliminate the use of different methods in practice and thereby reduce existing diversity under GAAP in the accounting for hybrid financial instruments issued in the form of a share.  The amendments in this ASU apply to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share.  The amendments in this ASU do not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required.  The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share.  Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract.  Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract.  Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument.  In addition, the amendments in this ASU clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features when considering how to weight those terms and features.  Specifically, the assessment of the substance of the relevant terms and features should incorporate a consideration of (1) the characteristics of the terms and features themselves, (2) the circumstances under which the hybrid financial instrument was issued or acquired, and (3) the potential outcomes of the hybrid financial instrument, as well as the likelihood of those potential outcomes.  The amendments in this ASU are effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014.  Early adoption is permitted.  The adoption of this guidance is not expected to have an impact on the Company’s results of operations or financial position.

In November 2014, the FASB issued ASU 2014-17, “Business Combinations (Topic 805): Pushdown Accounting.”  The amendments in this ASU provide guidance on whether and at what threshold an acquired entity that is a business or nonprofit activity may elect to apply pushdown accounting in its separate financial statements upon a change-in-control event in which an acquirer obtains control of the acquired entity.  The amendments in this ASU are effective on November 18, 2014.  After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event.  However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle.  The Company anticipates that the adoption of this ASU will not have an impact on the Company’s results of operations or financial position.

NOTE 3 - INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

Debt securities have been classified in the consolidated balance sheets according to management’s intent.  The amortized cost and their approximate fair values are as follows:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
September 30, 2014:
U.S. Government and federal agency obligations	$3,403	$10	$28	$3,385
Taxable municipal securities	301	—	2	299
Asset-backed securities	911	5	—	916
Mortgage-backed securities	11,913	158	33	12,038
	$16,528	$173	$63	$16,638

September 30, 2013:
U.S. Government and federal agency obligations	$800	$—	$10	$790
Mortgage-backed securities	4,445	101	27	4,519
	$5,245	$101	$37	$5,309

The fair value of debt securities by contractual maturity at September 30, 2014 is as follows:

	Amortized	Fair
	Cost Basis	Value
Due within one year	$—	$—
Due after one year through five years	749	744
Due after five years through ten years	2,955	2,940
Due after ten years	—	—
Asset-backed securities	911	916
Mortgage-backed securities	11,913	12,038
	$16,528	$16,638

There were no sales of available-for-sale securities during the years ended September 30, 2014 and 2013.

There were no securities of issuers which exceeded 10% of stockholders’ equity as of September 30, 2014.

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows as of September 30:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2014:
U.S. Government and federal agency obligations	$1,445	$22	$744	$6	$2,189	$28
Taxable municipal securities	299	2	—	—	299	2
Mortgage-backed securities	3,254	20	734	13	3,988	33
Total temporarily impaired securities	$4,998	$44	$1,478	$19	$6,476	$63

September 30, 2013:
U.S. Government and federal agency obligations	$739	$10	$—	$—	$739	$10
Mortgage-backed securities	2,050	27	—	—	2,050	27
Total temporarily impaired securities	$2,789	$37	$—	$—	$2,789	$37

Management conducts, at least on a quarterly basis, a review of its investment securities to determine if the value of any security has declined below its amortized cost and whether such decline represents other-than-temporary impairment.  The investments in the Company’s investment portfolio that are temporarily impaired as of September 30, 2014 consist of 6 debt securities issued by U.S. Government federal agencies, 14 mortgage-backed securities, and one taxable municipal security.  The unrealized loss at September 30, 2014 is attributable to changes in market interest rates since the Company acquired the securities.  As management has the ability and the intent to hold debt securities until recovery to cost basis, the declines are deemed to be not other-than-temporary.

NOTE 4 - LOANS

Loans consisted of the following as of September 30:

	2014	2013
	(In thousands)
Real estate loans:
Residential	$48,654	$38,630
Commercial	12,473	9,023
Construction	1,736	824
Multi-family	2,837	1,712
Total real estate	65,700	50,189

Commercial	2,940	1,862

Consumer loans:
Home equity	6,989	5,179
Other	1,339	762
Total consumer	8,328	5,941

	76,968	57,992
Allowance for loan losses	(506)	(435)
Deferred loan costs, net	553	382
Net loans	$77,015	$57,939

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during the year ended September 30, 2014.  Total loans to such persons and their companies amounted to $147,000 as of September 30, 2014.  During the year ended September 30, 2014, principal payments amounted to $22,000, and there were no principal advances.

The following tables set forth information regarding the allowance for loan losses by portfolio segment as of September 30:

	Real Estate						Consumer
	1-4 Family	1-4 Family
	Owner	Non-Owner
(In thousands)	Occupied	Occupied	Commercial	Construction	Multi-family	Commercial	Home Equity	Other	Total

September 30, 2014
Allowance for loan losses:
Beginning balance	$178	$75	$81	$8	$17	$16	$31	$29	$435
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	2	2
(Benefit) provision	(13)	26	5	9	11	9	10	12	69
Ending balance	$165	$101	$86	$17	$28	$25	$41	$43	$506

Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	165	101	86	17	28	25	41	43	506
Total allowance for loan losses ending balance	$165	$101	$86	$17	$28	$25	$41	$43	$506

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	33,179	15,475	12,473	1,736	2,837	2,940	6,989	1,339	76,968
Total loans ending balance	$33,179	$15,475	$12,473	$1,736	$2,837	$2,940	$6,989	$1,339	$76,968

September 30, 2013:

	Real Estate						Consumer
	1-4 Family	1-4 Family
	Owner	Non-Owner
(In thousands)	Occupied	Occupied	Commercial	Construction	Multi-family	Commercial	Home Equity	Other	Total

September 30, 2013:
Allowance for loan losses:
Beginning balance	$135	$55	$67	$3	$12	$14	$33	$15	$334
Charge-offs	—	—	—	—	—	—	—	(3)	(3)
Recoveries	—	—	—	—	—	—	—	—	—
Provision (benefit)	43	20	14	5	5	2	(2)	17	104
Ending balance	$178	$75	$81	$8	$17	$16	$31	$29	$435

Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	178	75	81	8	17	16	31	29	435
Total allowance for loan losses ending balance	$178	$75	$81	$8	$17	$16	$31	$29	$435

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	27,155	11,475	9,023	824	1,712	1,862	5,179	762	57,992
Total loans ending balance	$27,155	$11,475	$9,023	$824	$1,712	$1,862	$5,179	$762	$57,992

The following tables set forth information regarding nonaccrual loans and past-due loans as of September 30:

			90 Days				90 Days or
	30–59 Days	60–89 Days	or More	Total	Total	Total	More Past Due
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing	Nonaccrual
September 30, 2014:
Real estate:
Residential	$386	$34	$—	$420	$48,234	$48,654	$—	$—
Commercial	—	—	—	—	12,473	12,473	—	—
Construction	—	—	—	—	1,736	1,736	—	—
Multi-family	—	191	—	191	2,646	2,837	—	—
Commercial	—	—	—	—	2,940	2,940	—	—
Home equity	216	—	—	216	6,773	6,989	—	20
Other consumer	—	8	—	8	1,331	1,339	—	—
Total	$602	$233	$—	$835	$76,133	$76,968	$—	$20

			90 Days				90 Days or
	30–59 Days	60–89 Days	or More	Total	Total	Total	More Past Due
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing	Nonaccrual
September 30, 2013:
Real estate:
Residential	$457	$—	$46	$503	$38,127	$38,630	$—	$46
Commercial	243	—	—	243	8,780	9,023	—	—
Construction	—	—	—	—	824	824	—	—
Multi-family	—	—	—	—	1,712	1,712	—	—
Commercial	—	—	—	—	1,862	1,862	—	—
Home equity	39	—	—	39	5,140	5,179	—	—
Other consumer	—	—	—	—	762	762	—	—
Total	$739	$—	$46	$785	$57,207	$57,992	$—	$46

As of and during the years ended September 30, 2014 and 2013, the Company had no loans that met the definition of an impaired loan in ASC 310-10-35.

As of and during the years ended September 30, 2014 and 2013, there were no loans that met the definition of a troubled debt restructured loan in ASC 310-40.

The following tables present the Company’s loans by risk rating as of September 30:

	Real Estate					Consumer
(In thousands)	Residential	Commercial	Construction	Multi-family	Commercial	Home Equity	Other	Total
September 30, 2014:
Grade:
Pass	$—	$12,473	$1,736	$2,837	$2,761	$—	$—	$19,807
Special mention	225	—	—	—	179	28	—	432
Substandard	—	—	—	—	—	20	—	20
Not formally rated	48,429	—	—	—	—	6,941	1,339	56,709
Total	$48,654	$12,473	$1,736	$2,837	$2,940	$6,989	$1,339	$76,968

	Real Estate					Consumer
(In thousands)	Residential	Commercial	Construction	Multi-family	Commercial	Home Equity	Other	Total
September 30, 2013:
Grade:
Pass	$—	$8,259	$824	$1,712	$1,673	$—	$—	$12,468
Special mention	244	511	—	—	189	35	—	979
Substandard	450	253	—	—	—	22	—	725
Not formally rated	37,936	—	—	—	—	5,122	762	43,820
Total	$38,630	$9,023	$824	$1,712	$1,862	$5,179	$762	$57,992

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

Loans serviced for others are not included in the accompanying consolidated balance sheets.  As of September 30, 2014 and 2013 the unpaid principal balances of loans serviced for others were $32,604,000 and $26,574,000, respectively.

In 2014 and 2013, the Company capitalized mortgage servicing rights totaling $118,000 and $210,000, respectively, and amortized $76,000 and $68,000, respectively.  The balance of capitalized mortgage servicing rights included in other assets at September 30, 2014 and 2013 was $289,000 and $240,000, respectively.  The fair value of the Company’s mortgage servicing rights at September 30, 2014 and 2013 was $388,000 and $289,000, respectively.  Following is an analysis of the aggregate changes in the valuation allowance for mortgage servicing rights for the years ended September 30:

	2014	2013
	(In Thousands)
Beginning balance	$9	$4
Additions	—	9
Reductions	(7)	(4)
Ending balance	$2	$9

NOTE 5 - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment as of September 30:

	2014	2013
	(In Thousands)
Land	$229	$229
Building and improvements	1,643	1,638
Furniture, fixtures and equipment	629	608
	2,501	2,475
Accumulated depreciation and amortization	(729)	(610)
	$1,772	$1,865

NOTE 6 - INVESTMENT IN REAL ESTATE

The balance in investment in real estate consisted of the following as of September 30:

	2014	2013
	(In Thousands)
Land	$311	$311
Building	824	665
	1,135	976
Accumulated depreciation and amortization	(45)	(24)
	$1,090	$952

Rental income from investment in real estate amounted to $34,000 and $47,000 for the years ended September 30, 2014 and 2013, respectively.

NOTE 7 - DEPOSITS

The aggregate amount of time deposit accounts in denominations of $100,000 or more as of September 30, 2014 and 2013 was $38,289,000 and $24,082,000, respectively.

For time deposits as of September 30, 2014, the scheduled maturities for each of the following years ended September 30, are:

(In Thousands)
2015	$27,993
2016	11,272
2017	10,613
$49,878

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES

Advances consist of funds borrowed from the Federal Home Loan Bank of Boston (FHLB).

Maturities of advances from the FHLB for the years ending after September 30, 2014 are summarized as follows:

(In Thousands)
2015	$6,573
2016	580
2017	559
2018	254
2019	2,987
$10,953

As of September 30, 2014, the interest rates on FHLB advances ranged from .18% to 2.16% with a weighted-average interest rate of .90%.

Amortizing advances are being repaid in equal monthly payments and are being amortized from the date of the advance to the maturity date on a direct reduction basis.

Borrowings from the FHLB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one-to-four family properties.

NOTE 9 - INCOME TAXES

The components of income tax benefit are as follows during the years ended September 30:

	2014	2013
	(In Thousands)
Current:
Federal	$—	$(23)
State	3	(3)
	3	(26)

Deferred:
Federal	(61)	(10)
State	(5)	(3)
	(66)	(13)
Total income tax benefit	$(63)	$(39)

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows during the years ended September 30:

	2014	2013
	% of	% of
	Income	Income
Federal income tax statutory rate	(34.0)%	(34.0)%
Increase in tax resulting from:
Other	4.4	3.6
State tax, net of federal tax benefit	(0.8)	(3.2)
Effective tax rates	(30.4)%	(33.6)%

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of September 30:

	2014	2013
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$38	$10
Alternative minimum tax	20	20
Net operating loss carryovers	54	10
Charitable contribution carryover	13	10
Deferred ESOP expense	27	29
Restricted stock awards	5	—
Gross deferred tax assets	157	79

Deferred tax liabilities:
Mortgage servicing rights	(115)	(96)
Net unrealized holding gain on available-for-sale securities	(43)	(26)
Depreciation	(57)	(64)
Gross deferred tax liabilities	(215)	(186)
Net deferred tax liability	$(58)	$(107)

Deferred tax assets as of September 30, 2014 have not been reduced by a valuation allowance because management believes that it is more likely than not that the full amount of deferred tax assets will be realized.

As of September 30, 2014, the Company has federal net operating loss carryovers of approximately $159,000 which expire between 2033 and 2034.  The Company also has $20,000 of alternative minimum tax credit carryovers which do not expire.

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

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.  As of September 30, 2014, there were no material uncertain tax positions related to federal and state income tax matters.  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended September 30, 2011 through September 30, 2014.

NOTE 10 - EMPLOYEE BENEFITS

The Company has a 401(k) plan which provides for voluntary contributions by participating employees ranging from one percent to seventy-five percent of their compensation, subject to certain limitations.  The Company matches 100% of employee contributions up to a maximum of 5% of participant’s compensation.  Total expense recorded by the Company for the years ended September 30, 2014 and 2013 amounted to $72,000 and $76,000, respectively.

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

NOTE 11 - EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”)

The Bank has adopted a tax-qualified employee stock ownership plan (“ESOP”) for the benefit of eligible employees.  Effective November 19, 2012, the Bank converted from a Massachusetts-chartered mutual co-operative bank to a Massachusetts-chartered stock co-operative bank and become the wholly-owned subsidiary of the Company.  The Company completed its initial public offering in connection with the conversion transaction by selling a total of 661,250 shares of common stock at a purchase price of $10.00 per share in a subscription offering, of which 27,700 shares were purchased by the Bank’s ESOP.  The ESOP acquired an additional 18,587 shares in the open market subsequent to the conversion.

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

Under applicable accounting requirements, the Company will record a compensation expense for the ESOP equal to the fair market value of the shares when they are committed to be released from the suspense account to participants’ accounts under the plan.

At September 30, 2014, the remaining principal balance on the ESOP debt was $409,000 and the number of shares held by the ESOP was 46,287.

Total compensation expense recognized in connection with the ESOP was $93,000 and $76,000 for the years ended September 30, 2014 and 2013, respectively.

The remaining principal balance on the ESOP debt as of September 30, 2014 is payable as follows:

Years Ending
September 30,	Amount
(In Thousands)

2015	$77
2016	79
2017	82
2018	84
2019	87
$409

Shares held by the ESOP are as follows as of September 30:

	2014	2013

Allocated	8,124	492
Unallocated	38,163	45,795
Shares held by ESOP	46,287	46,287

The fair value of unallocated ESOP shares was $500,000 and $550,000 at September 30, 2014 and 2013, respectively.

NOTE 12 - EQUITY INCENTIVE PLAN

Shareholders of Meetinghouse Bancorp, Inc. approved the 2014 Equity Incentive Plan (“Plan”) on February 9, 2014, and the Board of Directors ratified the vote on April 15, 2014.  The total number of shares that can be awarded in the Plan is 92,575.  The number of restricted stock awards that can be granted is 26,450 and the number of options that can be granted is 66,125.  The Board of Directors granted stock awards on August 19, 2014 in the amount of 18,519 shares to its management, employees and directors.  For the year ended September 30, 2014, compensation expense applicable to the stock awards was $13,000 with a related tax benefit of $4,000.  Unrecognized compensation expense for non-vested restricted stock totaled $221,000 as of September 30, 2014, which will be recognized over the remaining weighted-average vesting period of 2.9 years.  As of September 30, 2014, there were no forfeitures of stock awards granted.  As of September 30, 2014, there were no options granted under the Plan.

NOTE 13 - FINANCIAL INSTRUMENTS

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  As of September 30, 2014 and 2013, the maximum potential amount of the Company’s obligation was $149,000 for financial and standby letters of credit.  The Company’s outstanding letters of credit generally have a term of less than one year.  If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit.  If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

Notional amounts of financial instrument liabilities with off-balance sheet credit risk are as follows as of September 30:

	2014	2013
	(In Thousands)
Commitments to originate loans	$1,114	$1,880
Unadvanced funds on lines of credit	5,259	2,803
Unadvanced funds on construction loans	527	307
Standby letters of credit	149	149
	$7,049	$5,139

As of September 30, 2014, commitments to originate loans includes $829,000 of loans that are committed to be sold in the secondary market.  As of September 30, 2013, there were no commitments to originate loans that were also committed to be sold.

There is no material difference between the notional amount and the estimated fair value of the off-balance sheet liabilities.

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES

Pursuant to the terms of a non-cancellable lease agreement in effect at September 30, 2014 pertaining to a branch facility, future minimum rental payments are as follows for the years ended September 30:

(In Thousands)
2015	$55
2016	56
2017	57
2018	19
Total	$187

Rental expense amounted to $59,000 and $19,000 for the years ended September 30, 2014 and 2013, respectively.

NOTE 15 - FAIR VALUE MEASUREMENTS

ASC 820-10, “Fair Value Measurement - Overall,” provides a framework for measuring fair value under generally accepted accounting principles.  This guidance also allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for September 30, 2014 and 2013.  The Company did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the years ended September 30, 2014 and 2013.

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

The following summarizes assets measured at fair value on a recurring basis as of September 30:

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
September 30, 2014:
Securities available-for-sale:
U.S. Government and federal agency obligations	$3,385	$—	$3,385	$—
Taxable municipal securities	299	—	299	—
Asset-backed securities	916	—	916	—
Mortgage-backed securities	12,038	—	12,038	—
	$16,638	$—	$16,638	$—

September 30, 2013:
U.S. Government and federal agency obligations	$790	$—	$790	$—
Mortgage-backed securities	4,519	—	4,519	—
	$5,309	$—	$5,309	$—

The Company may be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with GAAP.  There were no Level 1, Level 2 or Level 3 nonrecurring fair value measurements as of September 30, 2014 and 2013.

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows as of September 30:

	September 30, 2014
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$5,938	$5,938	$—	$—	$5,938
Interest-bearing time deposits in other banks	1,985	—	—	1,986	1,986
Available-for-sale securities	16,638	—	16,638	—	16,638
Federal Home Loan Bank stock	754	754	—	—	754
Loans held-for-sale	2,727	2,753	—	—	2,753
Loans, net	77,015	—	—	77,749	77,749
Accrued interest receivable	273	273	—	—	273

Financial liabilities:
Deposits	87,483	—	—	87,769	87,769
Federal Home Loan Bank advances	10,953	—	—	10,933	10,933

	September 30, 2013
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$4,713	$4,713	$—	$—	$4,713
Interest-bearing time deposits in other banks	4,147	—	—	4,152	4,152
Available-for-sale securities	5,309	—	5,309	—	5,309
Federal Home Loan Bank stock	282	282	—	—	282
Loans held-for-sale	749	768	—	—	768
Loans, net	57,939	—	—	57,640	57,640
Accrued interest receivable	197	197	—	—	197

Financial liabilities:
Deposits	66,192	—	—	66,429	66,429

The carrying amounts of financial instruments shown in the above tables are included in the consolidated balance sheets as of September 30, 2014 and 2013 under the indicated captions.  Accounting policies related to financial instruments are described in Note 2.

NOTE 16 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

Most of the Company’s business activity is with customers located within the Commonwealth of Massachusetts.  There are no concentrations of credit to borrowers that have similar economic characteristics.  The majority of the Company’s loan portfolio is comprised of loans collateralized by real estate located in the Commonwealth of Massachusetts.

NOTE 17 - OTHER COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities are reported as a separate component of the stockholders’ equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income (loss), included in stockholders’ equity, are as follows during the years ended September 30:

	2014	2013
	(In Thousands)
Unrealized gains (losses) on securities
Net unrealized holding gain (loss) on available-for-sale securities	$46	$(201)
Reclassification adjustment for realized (gains) losses in net income	—	—
	46	(201)
Income tax (expense) benefit	(17)	77
Other comprehensive income (loss), net of tax	$29	$(124)

At September 30, 2014 and 2013, the components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	2014	2013
	(In Thousands)
Net unrealized gain on securities available-for-sale, net of tax	$67	$38
Total accumulated other comprehensive income	$67	$38

NOTE 18 - REGULATORY CAPITAL

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of September 30, 2014 and 2013, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2014, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios are also presented in the table.

					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2014
Total Capital (to Risk Weighted Assets)	$8,172	13.3%	$4,901	8.0%	$6,126	10.0%
Tier 1 Capital (to Risk Weighted Assets)	7,667	12.5	2,451	4.0	3,676	6.0
Tier 1 Capital (to Average Assets)	7,667	8.1	3,787	4.0	4,733	5.0

As of September 30, 2013:
Total Capital (to Risk Weighted Assets)	8,014	17.9	3,576	8.0	4,469	10.0
Tier 1 Capital (to Risk Weighted Assets)	7,579	17.0	1,788	4.0	2,682	6.0
Tier 1 Capital (to Average Assets)	7,579	10.0	3,040	4.0	3,800	5.0

NOTE 19 - RECLASSIFICATION

Certain amounts in the prior year have been reclassified to be consistent with the current year’s statement presentation.

NOTE 20 - CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following are the condensed balance sheets, statements of operations and cash flows for Meetinghouse Bancorp, Inc. (“Parent Company”) as of and for the years ended September 30:

CONDENSED BALANCE SHEETS

(In Thousands)

	2014	2013

ASSETS
Cash and due from banks	$721	$1,738
Interest-bearing time deposits in other banks	1,489	496
Investment in Meetinghouse Bank	7,756	7,620
Loan to ESOP	409	483
Net deferred tax asset	55	10
Accrued interest receivable	14	12
Other assets	19	28
Total assets	$10,463	$10,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$13	$—
Total liabilities	13	—
Stockholders’ equity	10,450	10,387
Total liabilities and stockholders’ equity	$10,463	$10,387

CONDENSED STATEMENTS OF OPERATIONS

(In Thousands)

Interest income on ESOP loan	$14	$13
Interest income on time deposits in other banks	9	1
Total interest income	23	14
Compensation expense - restricted stock awards	13	—
Director fees	6	7
Professional fees	112	80
Other expenses	23	16
Total other expenses	154	103
Loss before undistributed loss of subsidiary	(131)	(89)
Equity in undistributed loss of subsidiary	(58)	(18)
Loss before income taxes	(189)	(107)
Income tax benefit	(45)	(30)
Net loss	$(144)	$(77)

CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands)

	2014	2013

Cash flows from operating activities:
Net loss	$(144)	$(77)
Increase in accrued interest receivable	(2)	(12)
Deferred tax benefit	(45)	(10)
Decrease (increase) in income taxes receivable	1	(20)
Increase in other liabilities	13	—
Decrease (increase) in other assets	8	(8)
Compensation expense - restricted stock awards	13	—
Equity in undistributed loss of subsidiary	58	18

Net cash used in operating activities	(98)	(109)

Cash flows from investing activities:
Purchases of interest-bearing time deposits in other banks	(993)	(496)
ESOP loan	—	(487)
Principal payments received on ESOP loan	74	4
Investment in subsidiary, Meetinghouse Bank	—	(2,826)

Net cash used in investing activities	(919)	(3,805)

Cash flows from financing activities:
Proceeds from common stock offering	—	6,613
Costs of common stock offering	—	(961)

Net cash provided by financing activities	—	5,652

Net (decrease) increase in cash	(1,017)	1,738
Cash, beginning of year	1,738	—
Cash, end of year	$721	$1,738

NOTE 21 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Year Ended September 30,
	2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In Thousands)

Interest and dividend income	$716	$775	$834	$957
Interest expense	136	142	152	187
Net interest and dividend income	580	633	682	770
(Benefit) provision for loan losses	(11)	(10)	40	50
Net interest and dividend income, after (benefit) provision for loan losses	591	643	642	720
Total noninterest income	132	172	166	426
Total noninterest expense	837	811	930	1,121
(Loss) income before income taxes	(114)	4	(122)	25
(Benefit) provision for income taxes	(47)	9	(42)	17
Net (loss) income	$(67)	$(5)	$(80)	$8

	Year Ended September 30,
	2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In Thousands)

Interest and dividend income	$619	$663	$670	$675
Interest expense	133	132	131	131
Net interest and dividend income	486	531	539	544
Provision for loan losses	4	41	27	32
Net interest and dividend income, after provision for loan losses	482	490	512	512
Total noninterest income	355	352	276	246
Total noninterest expense	784	795	909	853
Income (loss) before income taxes	53	47	(121)	(95)
Provision (benefit) for income taxes	19	13	(49)	(22)
Net income (loss)	$34	$34	$(72)	$(73)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEETINGHOUSE BANCORP, INC.

December 29, 2014	By:	/s/ Anthony A. Paciulli
Anthony A. Paciulli
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Anthony A. Paciulli	President and Chief Executive Officer	December 29, 2014
Anthony A. Paciulli	(principal executive officer)

/s/ Wayne Gove	Chief Financial Officer and	December 29, 2014
Wayne Gove	Treasurer
(principal financial and accounting officer)

/s/ John C. Driscoll	Director	December 29, 2014
John C. Driscoll

/s/ William J. Fitzgerald	Director	December 29, 2014
William J. Fitzgerald

/s/ Daniel T. Flatley	Director	December 29, 2014
Daniel T. Flatley

/s/ Barry T. Hannon	Director	December 29, 2014
Barry T. Hannon

/s/ Paul G. Hughes	Director	December 29, 2014
Paul G. Hughes

/s/ Richard W. Shea	Director	December 29, 2014
Richard W. Shea