Form 10-Q
period 2014-12-31
Meetinghouse Bancorp, Inc.
filed 2015-02-17
CIK 1543367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The Registrant had 661,250 shares of common stock, par value $0.01 per share, outstanding as of February 17, 2015.

MEETINGHOUSE BANCORP, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.         Consolidated Financial Statements (Unaudited)

MEETINGHOUSE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,	September 30,
	2014	2014
	(Unaudited)
ASSETS
Cash and due from banks	$4,576	$4,943
Federal funds sold	1	942
Interest-bearing demand deposits with other banks	68	53
Cash and cash equivalents	4,645	5,938
Interest-bearing time deposits in other banks	2,230	1,985
Investments in available-for-sale securities (at fair value)	16,479	16,638
Federal Home Loan Bank stock, at cost	958	754
Loans held-for-sale	6,507	2,727
Loans, net of allowance for loan losses of $524 as of December 31, 2014 and $506 as of September 30, 2014	79,475	77,015
Premises and equipment	1,754	1,772
Investment in real estate	1,084	1,090
Cooperative Central Bank deposit	427	427
Accrued interest receivable	290	273
Other assets	528	544
Total assets	$114,377	$109,163

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$14,619	$14,355
Interest-bearing	72,615	73,128
Total deposits	87,234	87,483
Federal Home Loan Bank advances	16,410	10,953
Deferred income tax liability, net	125	58
Other liabilities	222	219
Total liabilities	103,991	98,713
Stockholders’ Equity:
Preferred stock, 500,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value; 5,000,000 shares authorized; 661,250 and 679,769 shares issued and outstanding at December 31, 2014 and September 30, 2014, respectively	7	7
Additional paid-in capital	5,665	5,903
Retained earnings	5,060	5,035
Unearned compensation - ESOP (38,163 shares unallocated at December 31, 2014 and 40,071 shares at September 30, 2014)	(321)	(341)
Unearned compensation - restricted stock awards	(201)	(221)
Accumulated other comprehensive income	176	67
Total stockholders’ equity	10,386	10,450
Total liabilities and stockholders’ equity	$114,377	$109,163

The accompanying notes are an integral part of these consolidated financial statements.

MEETINGHOUSE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In thousands, except share data)

	Three months ended December 31,
	2014	2013
	(Unaudited)
Interest and dividend income:
Interest and fees on loans	$876	$674
Interest and dividends on securities	106	34
Other interest	5	8
Total interest and dividend income	987	716
Interest expense:
Interest on deposits	163	133
Interest on Federal Home Loan Bank advances	28	3
Total interest expense	191	136
Net interest and dividend income	796	580
Provision (benefit) for loan losses	18	(11)
Net interest and dividend income after provision (benefit) for loan losses	778	591
Noninterest income:
Gain on secondary market activities	142	30
Customer service fees	91	89
Other income	12	13
Total noninterest income	245	132
Noninterest expense:
Salaries and employee benefits	528	424
Occupancy and equipment expense	111	111
Professional fees	114	105
Data processing	99	81
Deposit insurance expense	21	13
Advertising	21	21
Supplies	13	10
Other expense	77	72
Total noninterest expense	984	837
Income (loss) before income tax expense (benefit)	39	(114)
Income tax expense (benefit)	14	(47)
Net income (loss)	$25	$(67)

Earnings (loss) per share:
Basic	$0.04	(0.11)
Diluted	$0.04	(0.11)

Weighted average shares outstanding
Basic	605,361	615,275
Diluted	607,907	615,275

The accompanying notes are an integral part of these consolidated financial statements.

MEETINGHOUSE BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Three months ended December 31,
	2014	2013
	(Unaudited)
Net income (loss)	$25	$(67)
Other comprehensive income (loss), net of tax:
Net unrealized holding gain (loss) on available-for-sale securities	109	(40)
Other comprehensive income (loss), net of tax	109	(40)
Comprehensive income (loss)	$134	$(107)

The accompanying notes are an integral part of these consolidated financial statements.

MEETINGHOUSE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended December 31, 2014 and 2013

(Dollars in thousands)

(Unaudited)

							Accumulated
			Additional		Unearned	Unearned	Other
	Common Stock		paid-in	Retained	compensation	Compensation -	Comprehensive
	Shares	Amount	capital	Earnings	- ESOP	Restricted Stock Awards	Income (Loss)	Total
Balance, September 30, 2013	661,250	$7	$5,645	$5,179	$(482)	$—	$38	$10,387
Net loss	—	—	—	(67)	—	—	—	(67)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(40)	(40)
Common stock released by ESOP (7,632 shares)	—	—	15	—	80	—	—	95
Balance, December 31, 2013	661,250	$7	$5,660	$5,112	$(402)	$—	$(2)	$10,375

Balance, September 30, 2014	679,769	$7	$5,903	$5,035	$(341)	$(221)	$67	$10,450
Net income	—	—	—	25	—	—	—	25
Other comprehensive income, net of tax	—	—	—	—	—	—	109	109
Shares repurchased	(18,519)	—	(243)	—	—	—	—	(243)
Compensation expense - restricted stock awards	—	—	—	—	—	20	—	20
Common stock released by ESOP (1,908 shares)	—	—	5	—	20	—	—	25
Balance, December 31, 2014	661,250	$7	$5,665	$5,060	$(321)	$(201)	$176	$10,386

The accompanying notes are an integral part of these consolidated financial statements.

MEETINGHOUSE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Three Months Ended December 31,
	2014	2013
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$25	$(67)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of securities, net	8	12
Provision (benefit) for loan losses	18	(11)
Change in deferred loan costs, net	(19)	(40)
Loans originated for sale	(17,509)	(11,950)
Proceeds from sale of loans	13,871	9,523
Gain on sales of loans	(142)	(30)
Depreciation and amortization	44	44
(Increase) decrease in accrued interest receivable	(17)	15
decrease in mortgage servicing asset	(17)	(2)
decrease (increase) in other assets	30	(42)
Increase (decrease) in accrued expenses and other liabilities	3	(216)
Compensation expense - restricted stock awards	20	—
ESOP shares released	25	95

Net cash used in operating activities	(3,660)	(2,669)

Cash flows from investing activities:
Purchases of interest-bearing time deposits in other banks	(1,485)	(1,488)
Proceeds from maturities of interest-bearing time deposits in other banks	1,240	847
Purchases of available-for-sale securities	(126)	(2,026)
Proceeds from maturities of available-for-sale securities	453	366
Loan originations and principal collections, net	(2,459)	(2,863)
Purchase of Federal Home Loan Bank stock	(204)	(55)
Capital expenditures	(17)	(3)

Net cash used in investing activities	(2,598)	(5,222)

Cash flows from financing activities:
Net (decrease) increase in demand deposits, NOW and savings accounts	(35)	805
Net (decrease) increase in time deposits	(214)	760
Net change in short-term advances from Federal Home Loan Bank	5,457	4,080
Common stock acquired - repurchase plan	(243)	—

Net cash provided by financing activities	4,965	5,645

Net decrease in cash and cash equivalents	(1,293)	(2,246)
Cash and cash equivalents at beginning of period	5,938	4,713
Cash and cash equivalents at end of period	$4,645	$2,467

Supplemental disclosures:
Interest paid	$190	$136
Income taxes received	—	(23)

The accompanying notes are an integral part of these consolidated financial statements.

Meetinghouse Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The consolidated condensed interim financial statements include the accounts of Meetinghouse Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Meetinghouse Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, Meetinghouse Securities Corporation and 69 Richmond Street Realty Trust.  All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions for Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are necessary for a fair presentation.  The results shown for the interim period ended December 31, 2014 are not necessarily indicative of the results to be obtained for a full year.  These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2014 included in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”).

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates (ASU) 2014-01, “Investments - Equity Method and Joint Ventures (Topic 323):  Accounting for Investments in Qualified Affordable Housing Projects.”  The amendments in this ASU apply to all reporting entities that invest in qualified affordable housing projects through limited liability entities that are flow-through entities for tax purposes as follows:

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

The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).  For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method investment or a cost method investment in accordance with Subtopic 970-323.  The amendments in this ASU should be applied retrospectively to all periods presented.  A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments.  The amendments in this ASU are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014.  Early adoption is permitted.  The Company does not expect that the adoption of this ASU will have an impact on its consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40):  Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.”  The objective of the amendments in this ASU is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized.  The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  An entity can elect to adopt the amendments in this ASU using either a modified retrospective transition method or a prospective transition method.  The Company does not expect the adoption of this ASU will have a material impact on its consolidated financial statements.

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

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing (Topic 860):  Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.”  The amendments in this ASU require two accounting changes.  First, the amendments in this ASU change the accounting for repurchase-to-maturity transactions to secured borrowing accounting.  Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement.  This ASU also includes new disclosure requirements.  The accounting changes in this ASU are effective for the first interim or annual period beginning after December 15, 2014.  An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption.  Earlier application for a public business entity is prohibited.  The Company anticipates that the adoption of this ASU will not have an impact on its consolidated financial statements.

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

Under ASU 2014-13, entities that meet these criteria are provided an alternative under which they can choose to eliminate the difference between the fair value of financial assets and financial liabilities of a consolidated collateralized financing entity.  If that alternative is not elected, then ASU 2014-13 indicates that the fair value of the financial assets and the fair value of the financial liabilities of the consolidated collateralized financing entity should be measured in accordance with ASC 820, “Fair Value Measurement,” and differences between the fair value of the financial assets and the financial liabilities of that consolidated collateralized financing entity should be reflected in earnings and attributed to the reporting entity in the consolidated statement of income or loss.  The amendments are effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015.  Early adoption is permitted as of the beginning of an annual period.  The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40).”  The amendments in this ASU provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures.  The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards.  Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation of every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued).  The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted.  The adoption of this guidance is not expected to have an impact on the Company’s results of operations or financial position.

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815).”  The objective of this ASU is to eliminate the use of different methods in practice and thereby reduce existing diversity under GAAP in the accounting for hybrid financial instruments issued in the form of a share.  The amendments in this ASU apply to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share.  The amendments in this ASU do not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required.  The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share.  Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract.  Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract.  Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument.  In addition, the amendments in this ASU clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features when considering how to weight those terms and features.  Specifically, the assessment of the substance of the relevant terms and features should incorporate a consideration of (1) the characteristics of the terms and features themselves, (2) the circumstances under which the hybrid financial instrument was issued or acquired, and (3) the potential outcomes of the hybrid financial instrument, as well as the likelihood of those potential outcomes.  The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted.  The adoption of this guidance is not expected to have an impact on the Company’s results of operations or financial position.

In November 2014, the FASB issued ASU 2014-17, “Business Combinations (Topic 805): Pushdown Accounting.”  The amendments in this ASU provide guidance on whether and at what threshold an acquired entity that is a business or nonprofit activity may elect to apply pushdown accounting in its separate financial statements upon a change-in-control event in which an acquirer obtains control of the acquired entity.  The amendments in this ASU are effective on November 18, 2014.  After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event.  However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle.  The Company anticipates that the adoption of this ASU will not have an impact on its results of operations or financial position.

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

EPS for the three months ended December 31, 2014 and 2013 have been computed as follows (in thousands), except share data:

	Three months ended December 31,
	2014	2013
	(unaudited)

Net income (loss) applicable to common stock	$25	$(67)

Average number of common shares issued	663,930	661,250
Less: average unallocated ESOP shares	(40,050)	(45,975)
Less: average unvested restricted stock awards	(18,519)	—
Average number of common shares outstanding used to calculate basic earnings (loss) per share	605,361	615,275
Effect of dilutive shares	2,546	—
Average number of common shares outstanding used to calculate diluted earnings per share	607,907	615,275

Basic earnings (loss) per share	$0.04	$(0.11)
Diluted earnings (loss) per share	$0.04	$(0.11)

Shares of unvested restricted stock were not included in the computation of diluted loss per share for the three months ended December 31, 2013 because to do so would have been antidilutive.

NOTE 5 - INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

The amortized cost and estimated fair value of securities available-for-sale, with gross unrealized gains and losses, are as follows (in thousands):

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
December 31, 2014 (unaudited):
U.S. Government and federal agency obligations	$3,407	$32	$7	$3,432
Taxable municipal securities	300	5	—	305
Asset-backed securities	881	16	—	897
Mortgage-backed securities	11,605	256	16	11,845
	$16,193	$309	$23	$16,479

September 30, 2014:
U.S. Government and federal agency obligations	$3,403	$10	$28	$3,385
Taxable municipal securities	301	—	2	299
Asset-backed securities	911	5	—	916
Mortgage-backed securities	11,913	158	33	12,038
	$16,528	$173	$63	$16,638

The amortized cost and estimated fair value of available-for-sale securities, segregated by contractual maturity at December 31, 2014, are presented below (in thousands):

	Amortized	Fair
(unaudited)	Cost Basis	Value
Due within one year	$—	$—
Due after one year through five years	750	746
Due after five years through ten years	2,957	2,991
Due after ten years	—	—
Asset-backed securities	881	897
Mortgage-backed securities	11,605	11,845
	$16,193	$16,479

There were no sales of available-for-sale securities for the three months ended December 31, 2014 and 2013.

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2014 (unaudited):
U.S. Government and federal agency obligations	$843	$4	$746	$3	$1,589	$7
Mortgage-backed securities	1,827	6	695	10	2,522	16
Total temporarily impaired securities	$2,670	$10	$1,441	$13	$4,111	$23

September 30, 2014
U.S. Government and federal agency obligations	$1,445	$22	$744	$6	$2,189	$28
Taxable municipal securities	299	2	—	—	299	2
Mortgage-backed securities	3,254	20	734	13	3,988	33
Total temporarily impaired securities	$4,998	$44	$1,478	$19	$6,476	$63

Management conducts, at least on a quarterly basis, a review of its investment securities to determine if the value of any security has declined below its amortized cost and whether such decline represents other-than-temporary impairment.  The investments in the Company’s investment portfolio that are temporarily impaired as of December 31, 2014 consist of one debt security issued by a U.S. Government federal agency and four mortgage-backed securities. The unrealized loss at December 31, 2014 is attributable to changes in market interest rates since the Company acquired the securities.  As management has the ability and the intent to hold debt securities until recovery, the declines are deemed to be not other-than-temporary.

NOTE 6 - LOANS

Loans consist of the following:

	December 31,		September 30,
	2014		2014
	(unaudited)
	(Dollars in thousands)
Real estate loans:
Residential	$49,563	62.40%	$48,654	63.21%
Commercial	12,749	16.05	12,473	16.20
Construction	3,093	3.89	1,736	2.26
Multi-family	2,819	3.55	2,837	3.69
Total real estate	68,224	85.89	65,700	85.36

Commercial	2,888	3.64	2,940	3.82

Consumer loans:
Home equity	6,911	8.70	6,989	9.08
Other	1,404	1.77	1,339	1.74
Total consumer	8,315	10.47	8,328	10.82
		100.00%		100.00%
Total loans	79,427		76,968
Allowance for loan losses	(524)		(506)
Deferred loan costs, net	572		553
Net loans	$79,475		$77,015

The following table sets forth information regarding the allowance for loan losses by portfolio segment as of and for the three months ended December 31, 2014 (unaudited):

	Real Estate						Consumer
	1-4 Family	1-4 Family
	Owner	Non-Owner
(In thousands)	Occupied	Occupied	Commercial	Construction	Multifamily	Commercial	Home Equity	Other	Total
Allowance for loan losses:
Beginning balance	$165	$101	$86	$17	$28	$25	$41	$43	$506
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Provision (benefit)	9	(5)	3	14	—	—	(1)	(2)	18
Ending balance	$174	$96	$89	$31	$28	$25	$40	$41	$524

Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	174	96	89	31	28	25	40	41	524
Total allowance for loan losses ending balance	$174	$96	$89	$31	$28	$25	$40	$41	$524

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	34,770	14,793	12,749	3,093	2,819	2,888	6,911	1,404	79,427
Total loans ending balance	$34,770	$14,793	$12,749	$3,093	$2,819	$2,888	$6,911	$1,404	$79,427

The following table sets forth information regarding the allowance for loan losses by portfolio segment as of and for the three months ended December 31, 2013 (unaudited):

	Real Estate						Consumer
	1-4 Family	1-4 Family
	Owner	Non-Owner
(In thousands)	Occupied	Occupied	Commercial	Construction	Multifamily	Commercial	Home Equity	Other	Total
Allowance for loan losses:
Beginning balance	$178	$75	$81	$8	$17	$16	$31	$29	$435
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Provision (benefit)	(18)	—	(3)	(2)	5	—	4	3	(11)
Ending Balance	$160	$75	$78	$6	$22	$16	$35	$32	$424

Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	160	75	78	6	22	16	35	32	424
Total allowance for loan losses ending balance	$160	$75	$78	$6	$22	$16	$35	$32	$424

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	29,059	11,466	9,196	600	2,246	1,825	5,626	837	60,855
Total loans ending balance	$29,059	$11,466	$9,196	$600	$2,246	$1,825	$5,626	$837	$60,855

The following table sets forth information regarding the allowance for loan losses by portfolio segment as of and for the year ended September 30, 2014:

	Real Estate						Consumer
	1-4 Family	1-4 Family
	Owner	Non-Owner
(In thousands)	Occupied	Occupied	Commercial	Construction	Multi-family	Commercial	Home Equity	Other	Total

Allowance for loan losses:
Beginning balance	$178	$75	$81	$8	$17	$16	$31	$29	$435
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	2	2
(Benefit) provision	(13)	26	5	9	11	9	10	12	69
Ending balance	$165	$101	$86	$17	$28	$25	$41	$43	$506

Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	165	101	86	17	28	25	41	43	506
Total allowance for loan losses ending balance	$165	$101	$86	$17	$28	$25	$41	$43	$506

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	33,179	15,475	12,473	1,736	2,837	2,940	6,989	1,339	76,968
Total loans ending balance	$33,179	$15,475	$12,473	$1,736	$2,837	$2,940	$6,989	$1,339	$76,968

The following table sets forth information regarding nonaccrual loans and past-due loans as of December 31, 2014 (unaudited):

			90 Days				90 Days or
	30–59 Days	60–89 Days	or More	Total	Total	Total	More Past Due
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing	Nonaccrual
December 31, 2014:
Real estate:
Residential	$—	$—	$—	$—	$49,563	$49,563	$—	$188
Commercial	—	—	—	—	12,749	12,749	—	—
Construction	—	—	—	—	3,093	3,093	—	—
Multi-family	—	—	—	—	2,819	2,819	—	—
Commercial	—	—	—	—	2,888	2,888	—	—
Home equity	46	208	—	254	6,657	6,911	—	20
Other consumer	—	1	—	1	1,403	1,404	—	—
Total	$46	$209	$—	$255	$79,172	$79,427	$—	$208

The following table sets forth information regarding nonaccrual loans and past-due loans as of September 30, 2014:

			90 Days				90 Days or
	30–59 Days	60–89 Days	or More	Total	Total	Total	More Past Due
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing	Nonaccrual
September 30, 2014:
Real estate:
Residential	$386	$34	$—	$420	$48,234	$48,654	$—	$—
Commercial	—	—	—	—	12,473	12,473	—	—
Construction	—	—	—	—	1,736	1,736	—	—
Multi-family	—	191	—	191	2,646	2,837	—	—
Commercial	—	—	—	—	2,940	2,940	—	—
Home equity	216	—	—	216	6,773	6,989	—	20
Other consumer	—	8	—	8	1,331	1,339	—	—
Total	$602	$233	$—	$835	$76,133	$76,968	$—	$20

As of December 31, 2014 (unaudited) and September 30, 2014, the Company had no loans categorized as impaired.

There were no loans modified during the three months ended December 31, 2014 and 2013 (unaudited) or during the year ended September 30, 2014 that met the definition of a troubled debt restructured loan as described in ASC 310-10-50.

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

The following table presents the Company’s loans by risk rating as of December 31, 2014 (unaudited):

	Real Estate					Consumer
(In thousands)	Residential	Commercial	Construction	Multi Family	Commercial	Home Equity	Other	Total
December 31, 2014:
Grade:
Pass	$—	$12,749	$3,093	$2,819	$2,713	$—	$—	$21,374
Special mention	220	—	—	—	175	26	—	421
Substandard	—	—	—	—	—	20	—	20
Not formally rated	49,343	—	—	—	—	6,865	1,404	57,612
Total	$49,563	$12,749	$3,093	$2,819	$2,888	$6,911	$1,404	$79,427

The following table presents the Company’s loans by risk rating as of September 30, 2014:

	Real Estate					Consumer
(In thousands)	Residential	Commercial	Construction	Multi Family	Commercial	Home Equity	Other	Total
September 30, 2014:
Grade:
Pass	$—	$12,473	$1,736	$2,837	$2,761	$—	$—	$19,807
Special mention	225	—	—	—	179	28	—	432
Substandard	—	—	—	—	—	20	—	20
Not formally rated	48,429	—	—	—	—	6,941	1,339	56,709
Total	$48,654	$12,473	$1,736	$2,837	$2,940	$6,989	$1,339	$76,968

NOTE 7 - FAIR VALUE MEASUREMENTS

ASC 820-10, “Fair Value Measurement-Overall,” provides a framework for measuring fair value under generally accepted accounting principles.  This guidance also allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value at December 31, 2014 (unaudited) and September 30, 2014.  The Company did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the three months ended December 31, 2014 (unaudited) and the year ended September 30, 2014.

Cash and cash equivalents - The Company’s cash instruments are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

Interest-bearing time deposits with other banks — The fair value of interest-bearing time deposits with other banks is determined by discounting the cash flows associated with these instruments using current market rates for deposits with similar characteristics.

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

Loans held-for-sale — Loans originated and held-for-sale are carried at the lower of aggregate cost or market value.  No fair value adjustments were recorded on loans held-for-sale during the three months ended December 31, 2014 and 2013 (unaudited).

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

The following summarizes assets measured at fair value on a recurring basis at December 31, 2014 (unaudited) and September 30, 2014:

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
December 31, 2014:
Securities available-for-sale:
U.S. Government and federal agency obligations	$3,432	$—	$3,432	$—
Taxable municipal securities	305	—	305	—
Asset-backed securities	897	—	897	—
Mortgage-backed securities	11,845	—	11,845	—
	$16,479	$—	$16,479	$—

September 30, 2014:
Securities available-for-sale:
U.S. Government and federal agency obligations	$3,385	$—	$3,385	$—
Taxable municipal securities	299	—	299	—
Asset-backed securities	916	—	916	—
Mortgage-backed securities	12,038	—	12,038	—
	$16,638	$—	$16,638	$—

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows:

	December 31, 2014 (unaudited)
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$4,645	$4,645	$—	$—	$4,645
Interest-bearing time deposits with other banks	2,230	—	—	2,247	2,247
Available-for-sale securities	16,479	—	16,479	—	16,479
Federal Home Loan Bank stock	958	958	—	—	958
Loans held-for-sale	6,507	6,620	—	—	6,620
Loans, net	79,475	—	—	81,523	81,523
Accrued interest receivable	290	290	—	—	290

Financial liabilities:
Deposits	87,234	—	—	87,467	87,467
Federal Home Loan Bank advances	16,410	—	—	16,410	16,410

	September 30, 2014
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$5,938	$5,938	$—	$—	$5,938
Interest-bearing time deposits with other banks	1,985	—	—	1,986	1,986
Available-for-sale securities	16,638	—	16,638	—	16,638
Federal Home Loan Bank stock	754	754	—	—	754
Loans held-for-sale	2,727	2,753	—	—	2,753
Loans, net	77,015	—	—	77,749	77,749
Accrued interest receivable	273	273	—	—	273

Financial liabilities:
Deposits	87,483	—	—	87,769	87,769
Federal Home Loan Bank advances	10,953	—	—	10,933	10,933

The Company may be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with GAAP.  There were no Level 1, Level 2 or Level 3 nonrecurring fair value measurements as of or for the three months ended December 31, 2014 (unaudited) and the year ended September 30, 2014.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  As of December 31, 2014 (unaudited) and September 30, 2014, the Bank met all capital adequacy requirements to which it was subject at such dates.

As of December 31, 2014 (unaudited), the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.  There are no known conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios are also presented in the table below.

					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2014 (unaudited):
Total Capital (to Risk Weighted Assets)	$8,269	13.2%	$5,018	8.0%	$6,273	10.0%
Tier 1 Capital (to Risk Weighted Assets)	7,745	12.3	2,509	4.0	3,764	6.0
Tier 1 Capital (to Average Assets)	7,745	7.9	3,938	4.0	4,922	5.0

As of September 30, 2014:
Total Capital (to Risk Weighted Assets)	$8,172	13.3%	$4,901	8.0%	$6,126	10.0%
Tier 1 Capital (to Risk Weighted Assets)	7,667	12.5	2,451	4.0	3,676	6.0
Tier 1 Capital (to Average Assets)	7,667	8.1	3,787	4.0	4,733	5.0

Basel III:

On July 2, 2013, the Federal Reserve Bank (FRB) approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. On April 8, 2014, the FDIC adopted as final its interim final rule, which is identical in substance to the final rules issued by the FRB in July 2013. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Bank. The rules include a new common equity Tier 1 capital risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules.

The phase-in period for the final rules will begin for the Bank on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule and should be fully phased-in by January 1, 2019. Management believes that the Bank’s capital levels will remain characterized as “well-capitalized” under the new rules.

NOTE 9 — OTHER COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities are reported as a separate component of the stockholders’ equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income (loss), included in stockholders’ equity, are as follows during the three months ended December 31, 2014 and 2013 (unaudited):

	Three months ended December 31,
	2014	2013
	(In Thousands)
Unrealized gains (losses) on securities:
Net unrealized holding gain (loss) on available-for-sale securities	$176	$(63)
Reclassification adjustment for realized (gains) losses in net income	—	—
	176	(63)
Income tax (expense) benefit	(67)	23
Other comprehensive income (loss), net of tax	$109	$(40)

At December 31, 2014 and 2013 (unaudited), the components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	2014	2013
	(In Thousands)
Net unrealized gain (loss) on securities available-for-sale	$176	$(2)
Total accumulated other comprehensive income (loss)	$176	$(2)

NOTE 10 — EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”)

The Bank has adopted a tax-qualified ESOP for the benefit of eligible employees.  Effective November 19, 2012, the Bank converted from a Massachusetts-chartered mutual co-operative bank to a Massachusetts-chartered stock co-operative bank and become the wholly-owned subsidiary of the Company.  The Company completed its initial public offering in connection with the conversion transaction by selling a total of 661,250 shares of common stock at a purchase price of $10.00 per share in a subscription offering, of which 27,700 shares were purchased by the Bank’s ESOP.  The ESOP acquired an additional 18,587 shares in the open market subsequent to the conversion.

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

At December 31, 2014 (unaudited), the remaining principal balance on the ESOP debt is $332,000 and the number of shares held by the ESOP is 46,287.

Total compensation expense recognized in connection with the ESOP was $25,000 and $23,000 for the three months ended December 31, 2014 and 2013, respectively (unaudited).

NOTE 11 - EQUITY INCENTIVE PLAN

Shareholders of Meetinghouse Bancorp, Inc. approved the 2014 Equity Incentive Plan (“Plan”) on February 9, 2014, and the Board of Directors ratified the vote on April 15, 2014.  The total number of shares that can be awarded in the Plan is 92,575.  The number of restricted stock awards that can be granted is 26,450 and the number of options that can be granted is 66,125.  The Board of Directors granted stock awards on August 19, 2014 in the amount of 18,519 shares to its management, employees and directors.  For the three months ended December 31, 2014, compensation expense applicable to the stock awards was $19,000 with a related tax benefit of $6,000.  Unrecognized compensation expense for non-vested restricted stock totaled $201,000 as of December 31, 2014, which will be recognized over the remaining weighted-average vesting period of 2.6 years.  As of December 31, 2014, there were no forfeitures of stock awards granted.  As of December 31, 2014, there were no options granted under the Plan.

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

Forward-looking statements are not guarantees of future performance.  Numerous risks and uncertainties could cause or contribute to the Bank’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements.  Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines.  Additional factors that may affect our results are discussed in the Company’s 2014 Annual Report on Form 10-K under the section titled “Item 1A.- Risk Factors.”  These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

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

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: owner and non-owner occupied residential real estate, home equity, multi-family, commercial real estate, construction, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses for the three months ended December 31, 2014.

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

Comparison of Financial Condition at December 31, 2014 (unaudited) and September 30, 2014

Total Assets. Total assets increased by $5.2 million, from $109.2 million at September 30, 2014 to $114.4 million at December 31, 2014, primarily due to an increase in loans held-for-sale of $3.8 million and an increase in loans, net, of $2.5 million. This increase was partially offset by a decrease in cash and cash equivalents of $1.3 million and a decrease in federal funds sold of $941,000.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $1.3 million, from $5.9 million at September 30, 2014 to $4.6 million at December 31, 2014, in order to fund new loan originations. Federal funds sold decreased by $941,000, from $942,000 at September 30, 2014 to $1,000 at December 31, 2014, in order to fund new loan originations.

Interest-Bearing Time Deposits in Other Banks. These deposits increased by $245,000, from $2.0 million at September 30, 2014 to $2.2 million at December 31, 2014.  We maintain funds in these accounts in order to improve the yield earned on excess liquidity.

Securities. Our securities portfolio consists primarily of residential mortgage-backed securities issued by U.S. government agencies and government sponsored enterprises. Investments in available-for-sale securities decreased by $159,000, from $16.6 million at September 30, 2014 to $16.5 million at December 31, 2014.  The decrease is primarily due to repayments, net of purchases, of mortgage-backed securities.

Loans, Net. Loans, net, increased by $2.5 million, from $77.0 million at September 30, 2014 to $79.5 million at December 31, 2014. This increase was primarily due to new loans originated, net of repayments.

Loans Held-for-Sale. Loans held-for-sale increased by $3.8 million, from $2.7 million at September 30, 2014 to $6.5 million at December 31, 2014, primarily due to increased loan volume due to a decrease in market rates.

Deposits. Our primary sources of funds are retail deposit accounts held primarily by individuals and businesses within our primary market area. Total deposits decreased by $249,000, from $87.5 million at September 30, 2014 to $87.2 million at December 31, 2014, primarily due to a $356,000 decrease in money market accounts and a $214,000 decrease in certificates of deposit, offset by a $264,000 increase in noninterest bearing accounts.

The following table sets forth the balances of our deposit products at the dates indicated.

	December 31,		September 30,
(Dollars in thousands)	2014		2014
	(unaudited)
Noninterest-bearing demand deposits	$14,619	16.76%	$14,355	16.41%
Interest bearing deposits:
Money market	11,549	13.24	11,905	13.61
Regular and other savings	11,402	13.07	11,345	12.97
Certificates of deposit	49,664	56.93	49,878	57.01
Total	$87,234	100.00%	$87,483	100.00%

Borrowings. We generally use borrowings from the Federal Home Loan Bank of Boston to supplement our supply of funds for originating loans and purchasing securities. Federal Home Loan Bank of Boston borrowings outstanding at December 31, 2014 were $16.4 million. Total borrowings at September 30, 2014 were $11.0 million.

Comparison of Results of Operations for the Three Months Ended December 31, 2014 and 2013 (unaudited)

Net Income (Loss). Net income increased by $92,000, from a loss of $(67,000) in the three months ended December 31, 2013 to income of $25,000 in the three months ended December 31, 2014, primarily due to an increase in non-interest income of $113,000 and an increase in net interest and dividend income of $216,000 offset by an increase in noninterest expense of $147,000.

Non-Interest Income. Non-interest income increased by $113,000, from $132,000 in the three months ended December 31, 2013 to $245,000 in the three months ended December 31, 2014, primarily due to an increase in gains on secondary market activities of $112,000, from $30,000 in the three months ended December 31, 2013 to $142,000 in the three months ended December 31, 2014. This increase is attributed to an increase in gains on loans sold due to increased volume of loans sold due to a decrease in market interest rates.

Net Interest and Dividend Income. Net interest and dividend income increased by $216,000, from $580,000 in the three months ended December 31, 2013 to $796,000 in the three months ended December 31, 2014, primarily due to an increase in loan volume and an increase in investment purchases. The average yield on interest-earning assets decreased from 3.86% in the three months ended December 31, 2013 to 3.82% in the three months ended December 31, 2014, with an increase in the average balance of interest-earning assets from $74.2 million to $103.4 million. The average rate paid on interest-bearing liabilities decreased from 0.92% in the three months ended December 31, 2013 to 0.88% in the three months ended December 31, 2014. The interest rate spread remained the same at 2.94% in the three months ended December 31, 2014 and 2013.

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

	Three months ended December 31,
	2014			2013
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate (4)	Balance	Paid	Rate (4)

Interest-earning assets:
Securities (1)	$17,767	$106	2.39%	$6,885	$34	1.98%
Loans, net (2)	83,453	876	4.20%	62,530	674	4.31%
Other interest earning assets (3)	2,190	5	0.91%	4,819	8	0.66%
Total interest-earning assets	103,410	987	3.82%	74,234	716	3.86%

Non-interest earning assets	10,369			8,908
Total assets	$113,779			$83,142

Interest bearing liabilities:
Regular savings accounts	$11,466	$4	0.14%	$9,694	$4	0.17%
Money market accounts	11,884	17	0.57%	9,817	13	0.53%
Time deposits	49,924	142	1.14%	36,842	116	1.26%
Total interest bearing deposits	73,274	163	0.89%	56,353	133	0.94%

Federal Home Loan Bank advances	12,733	28	0.88%	2,401	3	0.50%
Total interest-bearing liabilities	86,007	191	0.88%	58,754	136	0.92%

Demand deposits	14,323			10,976
Other liabilities	207			200
Stockholders’ equity	13,242			13,212
Total liabilities and stockholders’ equity	$113,779			$83,142

Net interest income		$796			$580

Interest rate spread			2.94%			2.94%
Net yield on earning assets			3.08%			3.13%

(1) Includes Federal Home Loan Bank stock, deposits with Co-operative Central Bank, and available-for-sale securities.

(2) Includes non-accrual loans and interest received on such loans, and loans held-for-sale.

(3) Includes short-term investments.

(4) Yields and rates for the three month periods ended December 30, 2014 and 2013 are annualized.

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

	Three Months Ended
	December 31, 2014
	Compared to
	Three Months Ended
	December 31, 2013
	Increase (Decrease)
	Due to
(In thousands)	Volume	Rate	Net

Interest income:
Securities (1)	$64	$8	$72
Loans, net (2)	219	(17)	202
Other interest-earning assets (3)	(10)	7	(3)
Total interest-earning assets	273	(2)	271

Interest expense:
Deposits	$39	$(9)	$30
Federal Home Loan Bank advances	25	—	25
Total interest-bearing liabilities	64	(9)	55
Increase (decrease) in net interest income	$209	$7	$216

(1)         Includes Federal Home Loan Bank of Boston stock, deposits with the Cooperative Central Bank, and available-for-sale securities.

(2)         Includes non accruing loan balances and interest received on such loans, and loans held-for-sale.

(3)         Includes short-term investments.

Provision for Loan Losses. The provision for loan losses increased by $29,000, from a benefit of $(11,000) for the three months ended December 31, 2013 to a provision of $18,000 for the three months ended December 31, 2014.  The increase in the provision was due to increased loan volume.

Analysis of Loan Loss Experience. The following table (unaudited) sets forth an analysis of the allowance for loan losses for the periods indicated.

	For the Three Months Ended December 31,
(Dollars in thousands)	2014	2013

Allowance beginning of period	$506	$435
Provision (benefit) for loan losses	18	(11)
Charge-offs	—	—
Recoveries	—	—
Allowance at end of period	$524	$424

Allowance for loan losses as a percent of non- performing loans	251.92%	1,927.27%
Allowance for loan losses as a percent of total loans	0.66%	0.70%
Net (charge-offs) recoveries to average loans outstanding during the period	—%	—%

Noninterest Income. Noninterest income increased by $113,000, from $132,000 in the three months ended December 31, 2013 to $245,000 in the three months ended December 31, 2014, primarily due to an increase in gain on secondary market activities from $30,000 to $142,000. The increase in gain on secondary market activities was primarily due to increased volume of loans sold in the secondary market due to a decrease in market interest rates.

Noninterest Expense. Noninterest expense increased by $147,000, from $837,000 in the three months ended December 31, 2013 to $984,000 in the three months ended December 31, 2014 primarily due to increases in salaries and employee benefits and data processing expenses. Data processing expenses increased $18,000, primarily due to increased volumes of processing due to growth of the bank. Salaries and employee benefits expense increased $104,000 due to normal salary increases and increased expense of the employee stock ownership plan and stock incentive plan.

Income Tax Expense (Benefit). Income tax expense increased by $61,000, from a benefit of $(47,000) in the three months ended December 31, 2013 to an expense of $14,000 in the three months ended December 31, 2014, due to an increase in pre-tax income of $153,000 from the three months ended December 31, 2013 to the three months ended December 31, 2014. The effective tax rate was (41)% for the three months ended December 31, 2013 and 36% for the three months ended December 31, 2014.

Analysis of Nonperforming and Classified Assets.  We consider repossessed assets and loans that are 90 days or more past due or on nonaccrual to be non-performing assets. Residential real estate loans are generally placed on nonaccrual status when they become 90 days past due or are in the process of foreclosure, at which time the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against interest income. All closed-end consumer loans 90 days or more past due and equity lines in the process of foreclosure are placed on nonaccrual status. Secured consumer loans are written down to realizable value and unsecured consumer loans are charged off upon reaching 120 or 180 days past due depending on the type of loan. Commercial real estate loans and commercial business loans and leases which are 90 days or more past due are placed on nonaccrual status, unless secured by sufficient cash or other assets immediately convertible to cash. Typically, when a loan has been placed on nonaccrual status, previously accrued and uncollected interest is reversed against interest on loans. A loan can be returned to accrual status when collectability of principal is reasonably assured based on our determination that the event of delinquency was a one-time incident.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at fair market value at the date of foreclosure. Any holding costs and changes in fair value after acquisition of the property are reflected in income.

The following table provides information with respect to our nonperforming assets, including troubled debt restructurings, at the dates indicated.

	December 31,	September 30,
(Dollars in thousands)	2014	2014
	(unaudited)
Nonaccrual loans:
Real estate loans:
Residential	$188	$—
Commercial	—	—
Total real estate	188	—
Consumer loans	20	20
Total	208	20
Accruing loans past due 90 days or more	—	—
Total nonaccrual loans and accruing loans past due 90 days or more	208	20
Other real estate owned	—	—
Total nonperforming assets	208	20
Troubled debt restructurings	—	—
Total nonperforming assets and troubled debt restructurings	$208	$20

Total nonperforming loans to total loans	0.26%	0.03%
Total nonperforming loans to total assets	0.18%	0.02%
Total nonperforming assets and troubled debt restructurings to total assets	0.18%	0.02%

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

The Bank’s most liquid assets are cash and cash equivalents, interest-bearing deposits in other banks, and available-for-sale securities. The levels of these assets depend on the Bank’s operating, financing, lending and investing activities during any given period.  At December 31, 2014, cash and cash equivalents totaled $4.6 million.  Securities classified as available-for-sale provide additional sources of liquidity and had a market value of $16.5 million at December 31, 2014.  In addition, at December 31, 2014, the Bank had the ability to borrow a total of approximately $26.0 million from the Federal Home Loan Bank of Boston.  At December 31, 2014, the Bank had borrowings outstanding of $16.4 million.  In addition, at December 31, 2014, the Bank had the ability to borrow $4.4 million from the Co-operative Central Bank, none of which was outstanding at that date.

In addition, the Bank had a $500,000 line of credit available from Bankers’ Bank Northeast. At December 31, 2014, the Bank had no borrowings outstanding under this credit facility.

At December 31, 2014, the Bank had $8.8 million in loan commitments outstanding, which consisted of commitments to originate loans, available lines of credit and unadvanced funds on construction loans. Certificates of deposit due within one year after December 31, 2014 totaled $31.1 million, or 63% of total time deposits.  If these maturing deposits are not renewed, the Bank will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than the Bank currently pays on the certificates of deposit. Management believes, however, based on past experience that a significant portion of our certificates of deposit will be renewed.  The Bank has the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock.  The Company’s primary source of income is dividends received from the Bank.  Under Massachusetts banking law, the amount of dividends that the Bank may declare and pay to the Company in any calendar year, without receipt of prior approval from the Commissioner of Banks of Massachusetts, cannot exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock.  At December 31, 2014, the Company (unconsolidated) had liquid assets of $2.0 million.

Contractual Obligations. The Company has entered into a non-cancellable lease agreement pertaining to the Roslindale branch facility.

Capital Management.  The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At December 31, 2014, the Bank exceeded all of its regulatory capital requirements to be considered “well capitalized” under regulatory guidelines.  See note 8 of the notes to the unaudited consolidated financial statements.

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

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

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

Notional amounts of financial instrument liabilities with off-balance sheet credit risk are as follows (in thousands):

	December 31,	September 30,
	2014	2014
	(unaudited)
Commitments to originate loans	$2,415	$1,114
Unadvanced funds on lines of credit	5,536	5,259
Unadvanced funds on construction loans	741	527
Standby letters of credit	149	149
	$8,841	$7,049

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

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  The Company’s management believes that such routine legal proceedings, in the aggregate, are immaterial to the Company’s financial condition and results of operations.

Item 1A.  Risk Factors

There have been no material changes in the Company’s risk factors during the three months ended December 31, 2014. See the discussion and analysis of risk factors, in Item 1A entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s share repurchases during the quarter ended December 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Program

October 1 to October 31	18,519	$13.09	18,519	0
November 1 to November 30	0	$0	0	0
December 1to December 31	0	$0	0	0
Total	18,519	$13.09	18,519	0

All of these repurchases were made pursuant to a publicly announced repurchase program, which authorized the repurchase of up to 18,519 shares of the Company’s outstanding shares of common stock.

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

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balances Sheets, (ii) the Consolidated Statements of (Loss) Income, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

MEETINGHOUSE BANCORP, INC.

Dated: February 17, 2015	By:	/s/ Anthony A. Paciulli
Anthony A. Paciulli
President and Chief Executive Officer

Dated: February 17, 2015	By:	/s/ Wayne Gove
Wayne Gove
Senior Vice President and Chief Financial Officer