Form 10-Q
period 2015-03-31
Meetinghouse Bancorp, Inc.
filed 2015-05-15
CIK 1543367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The Registrant had 661,250 shares of common stock, par value $0.01 per share, outstanding as of May 14, 2015.

MEETINGHOUSE BANCORP, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (Unaudited)

MEETINGHOUSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	September 30,
	2015	2014
	(Unaudited)
ASSETS
Cash and due from banks	$3,764	$4,943
Federal funds sold	1,428	942
Interest-bearing demand deposits with other banks	55	53
Cash and cash equivalents	5,247	5,938
Interest-bearing time deposits in other banks	1,981	1,985
Investments in available-for-sale securities (at fair value)	16,435	16,638
Federal Home Loan Bank stock, at cost	958	754
Loans held-for-sale	7,539	2,727
Loans, net of allowance for loan losses of $521 as of March 31, 2015 and $506 as of September 30, 2014	78,626	77,015
Premises and equipment	1,716	1,772
Investment in real estate	1,138	1,090
Cooperative Central Bank deposit	427	427
Accrued interest receivable	294	273
Other assets	451	544
Total assets	$114,812	$109,163

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$16,247	$14,355
Interest-bearing	76,837	73,128
Total deposits	93,084	87,483
Federal Home Loan Bank advances	10,667	10,953
Deferred income tax liability, net	181	58
Other liabilities	288	219
Total liabilities	104,220	98,713
Stockholders’ Equity:
Preferred stock, 500,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value; 5,000,000 shares authorized; 661,250 and 679,769 shares issued and outstanding at March 31, 2015 and September 30, 2014, respectively	7	7
Additional paid-in capital	5,670	5,903
Retained earnings	5,132	5,035
Unearned compensation - ESOP (28,623 shares unallocated at March 31, 2015 and 32,439 shares at September 30, 2014)	(301)	(341)
Unearned compensation - restricted stock awards	(182)	(221)
Accumulated other comprehensive income	266	67
Total stockholders’ equity	10,592	10,450
Total liabilities and stockholders’ equity	$114,812	$109,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEETINGHOUSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In thousands, except share data)

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Interest and dividend income:
Interest and fees on loans	$895	$701	$1,771	$1,375
Interest and dividends on securities	103	66	209	100
Other interest	6	8	11	16
Total interest and dividend income	1,004	775	1,991	1,491
Interest expense:
Interest on deposits	169	138	332	271
Interest on Federal Home Loan Bank advances	28	4	56	7
Total interest expense	197	142	388	278
Net interest and dividend income	807	633	1,603	1,213
(Benefit) provision for loan losses	(3)	(10)	15	(21)
Net interest and dividend income after (benefit) provision for loan losses	810	643	1,588	1,234
Noninterest income:
Mortgage banking activities	240	138	378	220
Customer service fees	97	85	188	174
Other income	16	11	32	20
Total noninterest income	353	234	598	414
Noninterest expense:
Salaries and employee benefits	569	480	1,097	952
Occupancy and equipment expense	142	114	253	225
Professional fees	100	81	214	186
Data processing	89	70	188	151
Deposit insurance expense	24	15	45	28
Advertising	16	20	37	41
Supplies	15	10	28	20
Other expense	85	83	162	156
Total noninterest expense	1,040	873	2,024	1,759
Income (loss) before income tax expense (benefit)	123	4	162	(111)
Income tax expense (benefit)	51	9	65	(38)
Net income (loss)	$72	$(5)	$97	$(73)

Earnings (loss) per share:
Basic	$0.12	(0.01)	$0.16	$(0.12)
Diluted	$0.12	(0.01)	$0.16	$(0.12)

Weighted average shares outstanding
Basic	612,221	623,108	612,611	619,261
Diluted	612,221	623,108	612,611	619,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEETINGHOUSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three months ended March 31,
	2015	2014
	(Unaudited)
Net income (loss)	$72	$(5)
Other comprehensive income, net of tax:
Net change in unrealized holding gain on available-for-sale securities	90	14
Other comprehensive income, net of tax	90	14
Comprehensive income	$162	$9

	Six months ended March 31,
	2015	2014
	(Unaudited)
Net income (loss)	$97	$(73)
Other comprehensive income (loss), net of tax:
Net change in unrealized holding gain on available-for-sale securities	199	(26)
Other comprehensive income (loss), net of tax	199	(26)
Comprehensive income (loss)	$296	$(99)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEETINGHOUSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended March 31, 2015 and 2014

(In thousands, except share data)

(Unaudited)

							Accumulated
			Additional		Unearned	Unearned	Other
	Common Stock		paid-in	Retained	compensation	Compensation -	Comprehensive
	Shares	Amount	capital	Earnings	- ESOP	Restricted Stock Awards	Income	Total
Balance, September 30, 2013	661,250	$7	$5,645	$5,179	$(482)	$—	$38	$10,387
Net loss	—	—	—	(73)	—	—	—	(73)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(26)	(26)
Common stock released by ESOP (7,632 shares)	—	—	15	—	80	—	—	95
Common stock committed to be released by ESOP (1,908 shares)	—	—	3	—	20	—	—	23
Balance, March 31, 2014	661,250	$7	$5,663	$5,106	$(382)	$—	$12	$10,406

Balance, September 30, 2014	679,769	$7	$5,903	$5,035	$(341)	$(221)	$67	$10,450
Net income	—	—	—	97	—	—	—	97
Other comprehensive income, net of tax	—	—	—	—	—	—	199	199
Shares repurchased	(18,519)	—	(243)	—	—	—	—	(243)
Compensation expense - restricted stock awards	—	—	—	—	—	39	—	39
Common stock released by ESOP (1,908 shares)	—	—	5	—	20	—	—	25
Common stock committed to be released by ESOP (1,908 shares)	—	—	5	—	20	—	—	25
Balance, March 31, 2015	661,250	$7	$5,670	$5,132	$(301)	$(182)	$266	$10,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEETINGHOUSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended March 31,
	2015	2014
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$97	$(73)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of securities, net	15	20
Provision (benefit) for loan losses	15	(21)
Change in deferred loan costs, net	(2)	(66)
Loans originated for sale	(37,884)	(19,502)
Proceeds from sale of loans	33,472	18,670
Gain on sales of loans	(400)	(102)
Depreciation and amortization	88	87
Increase in accrued interest receivable	(21)	(12)
(Increase) decrease in mortgage servicing asset	(7)	13
Decrease (increase) in other assets	93	(42)
Compensation expense - restricted stock awards	39	—
Deferred tax expense	2	1
ESOP expense	50	118
Increase (decrease) in accrued expenses and other liabilities	69	(270)

Net cash used in operating activities	(4,374)	(1,179)

Cash flows from investing activities:
Purchases of interest-bearing time deposits in other banks	(1,485)	(1,489)
Proceeds from maturities of interest-bearing time deposits in other banks	1,489	1,413
Purchases of available-for-sale securities	(360)	(7,183)
Proceeds from maturities of available-for-sale securities	868	665
Loan originations and principal collections, net	(1,624)	(6,368)
Recoveries of loans previously charged off	—	2
Purchase of Federal Home Loan Bank stock	(204)	(151)
Capital expenditures	(73)	(69)

Net cash used in investing activities	(1,389)	(13,180)

Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	2,887	1,041
Net increase in time deposits	2,714	8,309
Net change in short-term advances from Federal Home Loan Bank	(286)	2,935
Common stock acquired - repurchase plan	(243)	—

Net cash provided by financing activities	5,072	12,285

Net decrease in cash and cash equivalents	(691)	(2,074)
Cash and cash equivalents at beginning of period	5,938	4,713
Cash and cash equivalents at end of period	$5,247	$2,639

Supplemental disclosures:
Interest paid	$388	$271
Income taxes received	(7)	(30)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Meetinghouse Bancorp, Inc. and Subsidiary

Notes to Condensed Unaudited Consolidated Financial Statements

For the Six Months Ended March 31, 2015 and 2014

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

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, the consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments) that are necessary for a fair presentation.  The results shown for the interim periods ended March 31, 2015 and March 31, 2014 are not necessarily indicative of the results to be obtained for a full year.  These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2014 included in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”).

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).”  The objective of this ASU is to clarify principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards.  The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards.  The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early application is not permitted.  The Company is currently reviewing this ASU to determine if it will have an impact on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.”  The amendments in this ASU affect reporting entities that are required to evaluate whether they should consolidate certain legal entities.  Specifically, the amendments: (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in

Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds.  ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015.  The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.”  The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU.  The standard is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted.  The guidance should be applied on a retrospective basis.  The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, “Intangibles — Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.”  This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license.  If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses.  If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.  The new guidance does not change the accounting for a customer’s accounting for service contracts.  ASU 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

NOTE 4 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) excludes dilution and is calculated by dividing net income (loss) applicable to common stock by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Unallocated common shares held by the Company’s Employee Stock Ownership Plan (the “ESOP”) are shown as a reduction in stockholders’ equity and are included in the weighted-average number of common shares outstanding for both basic and diluted EPS calculations as they are committed to be released. Unvested restricted stock awards are shown as a reduction in stockholders’ equity and are included in the weighted-average number of common shares outstanding for both basic and diluted EPS calculations as the shares become vested.

EPS for the three and six months ended March 31, 2015 and 2014 have been computed as follows (in thousands, except share data):

	Three months ended March 31,
	2015	2014
	(unaudited)

Net income (loss) applicable to common stock	$72	$(5)

Average number of shares issued	661,250	661,250
Average unallocated ESOP shares	(30,510)	(38,142)
Average unvested restricted stock awards	(18,519)	—
Average number of common shares outstanding used to calculate basic earnings (loss) per share	612,221	623,108
Effect of dilutive shares	—	—
Average number of common shares outstanding used to calculate diluted earnings (loss) per share	612,221	623,108

Basic earnings (loss) per share	$0.12	$(0.01)
Diluted earnings (loss) per share	$0.12	$(0.01)

	Six months ended March 31,
	2015	2014
	(unaudited)

Net income (loss) applicable to common stock	$97	$(73)

Average number of shares issued	662,605	661,250
Average unallocated ESOP shares	(31,475)	(41,989)
Average unvested restricted stock awards	(18,519)	—
Average number of common shares outstanding used to calculate basic earnings (loss) per share	612,611	619,261
Effect of dilutive shares	—	—
Average number of common shares outstanding used to calculate diluted earnings (loss) per share	612,611	619,261

Basic earnings (loss) per share	$0.16	$(0.12)
Diluted earnings (loss) per share	$0.16	$(0.12)

NOTE 5 - INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

The amortized cost and estimated fair value of securities available-for-sale, with gross unrealized gains and losses, are as follows (in thousands):

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
March 31, 2015 (unaudited):
U.S. Government and federal agency obligations	$3,410	$77	$—	$3,487
Taxable municipal securities	299	10	—	309
Asset-backed securities	882	29	—	911
Mortgage-backed securities	11,414	325	11	11,728
	$16,005	$441	$11	$16,435

September 30, 2014:
U.S. Government and federal agency obligations	$3,403	$10	$28	$3,385
Taxable municipal securities	301	—	2	299
Asset-backed securities	911	5	—	916
Mortgage-backed securities	11,913	158	33	12,038
	$16,528	$173	$63	$16,638

The amortized cost and estimated fair value of available-for-sale securities, segregated by contractual maturity at March 31, 2015, are presented below (in thousands):

	Amortized	Fair
(unaudited)	Cost Basis	Value
Due within one year	$—	$—
Due after one year through five years	750	750
Due after five years through ten years	2,959	3,046
Due after ten years	—	—
Asset-backed securities	882	911
Mortgage-backed securities	11,414	11,728
	$16,005	$16,435

There were no sales of available-for-sale securities during the six months ended March 31, 2015 and 2014.

Information pertaining to securities with gross unrealized losses at March 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2015 (unaudited):
Mortgage-backed securities	$200	$1	$644	$10	$844	$11
Total temporarily impaired securities	$200	$1	$644	$10	$844	$11

September 30, 2014
U.S. Government and federal agency obligations	$1,445	$22	$744	$6	$2,189	$28
Taxable municipal securities	299	2	—	—	299	2
Mortgage-backed securities	3,254	20	734	13	3,988	33
Total temporarily impaired securities	$4,998	$44	$1,478	$19	$6,476	$63

Management conducts, at least on a quarterly basis, a review of the Company’s investment securities to determine if the value of any security has declined below its cost or amortized cost and whether such decline represents other-than-temporary impairment.  The investments in the Company’s investment portfolio that are temporarily impaired as of March 31, 2015 consist of five mortgage-backed securities. The unrealized loss at March 31, 2015 is attributable to changes in market interest rates since the Company acquired the securities.  As management has the ability and the intent to hold debt securities until maturity, the declines are deemed to be not other-than-temporary.

NOTE 6 - LOANS

Loans consist of the following:

	March 31,		September 30,
	2015		2014
	(unaudited)
	(Dollars in thousands)
Real estate loans:
Residential	$49,781	63.34%	$48,654	63.21%
Commercial	12,119	15.43	12,473	16.20
Construction	2,864	3.64	1,736	2.26
Multi-family	2,800	3.56	2,837	3.69
Total real estate	67,564	85.97	65,700	85.36

Commercial	2,795	3.56	2,940	3.82

Consumer loans:
Home equity	6,871	8.74	6,989	9.08
Other	1,362	1.73	1,339	1.74
Total consumer	8,233	10.47	8,328	10.82
		100.00%		100.00%
Total loans	78,592		76,968
Allowance for loan losses	(521)		(506)
Deferred loan costs, net	555		553
Net loans	$78,626		$77,015

The following table sets forth information regarding the allowance for loan losses by portfolio segment as of and for the six months ended March 31, 2015 (unaudited):

	Real Estate						Consumer
	1-4 Family	1-4 Family
	Owner	Non-Owner
(In thousands)	Occupied	Occupied	Commercial	Construction	Multi-family	Commercial	Home Equity	Other	Total

Allowance for loan losses:
Beginning balance	$165	$101	$86	$17	$28	$25	$41	$43	$506
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Provision (benefit)	6	—	(1)	12	—	—	(2)	—	15
Ending balance	$171	$101	$85	$29	$28	$25	$39	$43	$521

Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	171	101	85	29	28	25	39	43	521
Total allowance for loan losses ending balance	$171	$101	$85	$29	$28	$25	$39	$43	$521

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	34,191	15,590	12,119	2,864	2,800	2,795	6,871	1,362	78,592
Total loans ending balance	$34,191	$15,590	$12,119	$2,864	$2,800	$2,795	$6,871	$1,362	$78,592

The following table sets forth information regarding the allowance for loan losses by portfolio segment as of and for the six months ended March 31, 2014 (unaudited):

	Real Estate						Consumer
	1-4 Family	1-4 Family
	Owner	Non-Owner
(In thousands)	Occupied	Occupied	Commercial	Construction	Multi-family	Commercial	Home Equity	Other	Total

Allowance for loan losses:
Beginning balance	$178	$75	$81	$8	$17	$16	$31	$29	$435
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	2	2
(Benefit) provision	(34)	4	(13)	1	12	5	3	1	(21)
Ending balance	$144	$79	$68	$9	$29	$21	$34	$32	$416

The following table sets forth information regarding the allowance for loan losses by portfolio segment as of September 30, 2014:

	Real Estate						Consumer
	1-4 Family	1-4 Family
	Owner	Non-Owner
(In thousands)	Occupied	Occupied	Commercial	Construction	Multi-family	Commercial	Home Equity	Other	Total

Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	165	101	86	17	28	25	41	43	506
Total allowance for loan losses ending balance	$165	$101	$86	$17	$28	$25	$41	$43	$506

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	33,179	15,475	12,473	1,736	2,837	2,940	6,989	1,339	76,968
Total loans ending balance	$33,179	$15,475	$12,473	$1,736	$2,837	$2,940	$6,989	$1,339	$76,968

The following table sets forth information regarding nonaccrual loans and past-due loans as of March 31, 2015 (unaudited):

			90 Days				90 Days or
	30-59 Days	60-89 Days	or More	Total	Total	Total	More Past Due
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing	Nonaccrual

March 31, 2015:
Real estate:
Residential	$381	$—	$188	$569	$49,212	$49,781	$—	$336
Commercial	—	—	—	—	12,119	12,119	—	—
Construction	—	—	—	—	2,864	2,864	—	—
Multi-family	—	—	—	—	2,800	2,800	—	—
Commercial	—	—	—	—	2,795	2,795	—	—
Home equity	390	—	—	390	6,481	6,871	—	19
Other consumer	7	—	—	7	1,355	1,362	—	—
Total	$778	$—	$188	$966	$77,626	$78,592	$—	$355

The following table sets forth information regarding nonaccrual loans and past-due loans as of September 30, 2014:

			90 Days				90 Days or
	30-59 Days	60-89 Days	or More	Total	Total	Total	More Past Due
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing	Nonaccrual

September 30, 2014:
Real estate:
Residential	$386	$34	$—	$420	$48,234	$48,654	$—	$—
Commercial	—	—	—	—	12,473	12,473	—	—
Construction	—	—	—	—	1,736	1,736	—	—
Multi-family	—	191	—	191	2,646	2,837	—	—
Commercial	—	—	—	—	2,940	2,940	—	—
Home equity	216	—	—	216	6,773	6,989	—	20
Other consumer	—	8	—	8	1,331	1,339	—	—
Total	$602	$233	$—	$835	$76,133	$76,968	$—	$20

As of March 31, 2015 (unaudited) and September 30, 2014, and during the six months and year then ended, respectively, the Company had no loans categorized as impaired.

There were no loans modified during the six months ended March 31, 2015 (unaudited) or during the year ended September 30, 2014 that met the definition of a troubled debt restructured loan as described in ASC 310-40.

Credit Quality Information

The Company utilizes an eight grade internal loan rating system for commercial real estate, construction and commercial loans as follows:

Loans rated 1 - 4:  Loans in these categories are considered “pass” rated loans and conform in all respects to Company and regulatory requirements.  These are also loans for which no repayment risk has been identified.  Credit or collateral exceptions are minimal, are in the process of correction or do not represent significant risk.

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

Loans rated 8:  Loans in this category are considered uncollectible (“loss”) and of such little value that their continuance as an asset is not warranted.

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate, construction and commercial loans.  For all residential real estate and consumer loans, the Company initially assesses credit quality based upon the borrower’s ability to service the debt and subsequently monitors these loans based upon the borrower’s payment activity.

The following table presents the Company’s loans by risk rating as of March 31, 2015 (unaudited):

	Real Estate					Consumer
(In thousands)	Residential	Commercial	Construction	Multi-family	Commercial	Home Equity	Other	Total
March 31, 2015:
Grade:
Pass	$—	$12,119	$2,864	$2,800	$2,329	$—	$—	$20,112
Special mention	218	—	—	—	466	24	—	708
Substandard	—	—	—	—	—	19	—	19
Not formally rated	49,563	—	—	—	—	6,828	1,362	57,753
Total	$49,781	$12,119	$2,864	$2,800	$2,795	$6,871	$1,362	$78,592

The following table presents the Company’s loans by risk rating as of September 30, 2014:

	Real Estate					Consumer
(In thousands)	Residential	Commercial	Construction	Multi-family	Commercial	Home Equity	Other	Total
September 30, 2014:
Grade:
Pass	$—	$12,473	$1,736	$2,837	$2,761	$—	$—	$19,807
Special mention	225	—	—	—	179	28	—	432
Substandard	—	—	—	—	—	20	—	20
Not formally rated	48,429	—	—	—	—	6,941	1,339	56,709
Total	$48,654	$12,473	$1,736	$2,837	$2,940	$6,989	$1,339	$76,968

NOTE 7 - FAIR VALUE MEASUREMENTS

ASC 820-10, “Fair Value Measurement — Overall,” provides a framework for measuring fair value under generally accepted accounting principles.  This guidance also allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value at March 31, 2015 (unaudited) and September 30, 2014.  The Company did not have any significant transfers of assets between Levels 1 and 2 of the fair value hierarchy during the six months ended March 31, 2015 (unaudited) and the year ended September 30, 2014.

Cash and cash equivalents — The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximates those assets’ fair values.

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

Loans held-for-sale — Loans originated and held-for-sale are carried at the lower of aggregate cost or market value.  No fair value adjustments were recorded on loans held-for-sale during the six months ended March 31, 2015 and 2014 (unaudited).

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

The following summarizes assets measured at fair value on a recurring basis at March 31, 2015 (unaudited) and September 30, 2014:

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
March 31, 2015:
Securities available-for-sale:
U.S. Government and federal agency obligations	$3,487	$—	$3,487	$—
Taxable municipal securities	309	—	309	—
Asset-backed securities	911	—	911	—
Mortgage-backed securities	11,728	—	11,728	—
	$16,435	$—	$16,435	$—

September 30, 2014:
Securities available-for-sale:
U.S. Government and federal agency obligations	$3,385	$—	$3,385	$—
Taxable municipal securities	299	—	299	—
Asset-backed securities	916	—	916	—
Mortgage-backed securities	12,038	—	12,038	—
	$16,638	$—	$16,638	$—

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows:

	March 31, 2015 (unaudited)
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$5,247	$5,247	$—	$—	$5,247
Interest-bearing time deposits with other banks	1,981	—	—	1,998	1,998
Available-for-sale securities	16,435	—	16,435	—	16,435
Federal Home Loan Bank stock	958	958	—	—	958
Loans held-for-sale	7,539	7,675	—	—	7,675
Loans, net	78,626	—	—	80,583	80,583
Accrued interest receivable	294	294	—	—	294

Financial liabilities:
Deposits	93,084	—	—	93,400	93,400
Federal Home Loan Bank advances	10,667	—	—	10,669	10,669

	September 30, 2014
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$5,938	$5,938	$—	$—	$5,938
Interest-bearing time deposits with other banks	1,985	—	—	1,986	1,986
Available-for-sale securities	16,638	—	16,638	—	16,638
Federal Home Loan Bank stock	754	754	—	—	754
Loans held-for-sale	2,727	2,753	—	—	2,753
Loans, net	77,015	—	—	77,749	77,749
Accrued interest receivable	273	273	—	—	273

Financial liabilities:
Deposits	87,483	—	—	87,769	87,769
Federal Home Loan Bank advances	10,953	—	—	10,933	10,933

The Company may be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with GAAP.  There were no Level 1, Level 2 or Level 3 nonrecurring fair value measurements at March 31, 2015 (unaudited) and September 30, 2014.

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

Effective January 1, 2015 (with a phase-in period of two to four years for certain components), the Bank became subject to new capital regulations adopted by the Board of Governors of the Federal Reserve System (“FRB”) and the FDIC, which implement the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act.  The new regulations require a new common equity Tier 1 (“CETI”) capital ratio of 4.5%, increase the minimum Tier 1 capital to risk-weighted assets ratio to 6.0% from 4.0%, require a minimum total capital to risk-weighted assets ratio of 8.0% and require a minimum Tier 1 leverage ratio of 4.0%.  CETI generally consists of common stock and retained earnings, subject to applicable adjustments and deductions.  Under new prompt corrective action regulations, in order to be considered “well capitalized,” the Bank must maintain a CETI capital ratio of 6.5% (new) and a Tier 1 ratio of 8.0% (increased from 6.0%), a total risk based capital ratio of 10.0% (unchanged) and a Tier 1 leverage ratio of 5.0% (unchanged).   In addition, the regulations establish a capital conservation buffer above the required capital ratios that phases in beginning January 1, 2016 at 0.625% of risk-weighted assets and increases each year by 0.625% until it is fully phased in at 2.5% effective January 1, 2019.  Beginning January 1, 2016, failure to maintain the capital conservation buffer will limit the ability of the Bank and the Company to pay dividends, repurchase shares or pay discretionary bonuses.

The new regulations implemented changes to what constitutes regulatory capital.  Certain instruments will no longer constitute qualifying capital, subject to phase-out periods.  In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital.  Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of CETI will be deducted from capital.  The Bank has elected to permanently opt out of the inclusion of accumulated other comprehensive income in capital calculations, as permitted by the regulations.  This opt-out will reduce the impact of market volatility on our regulatory capital ratios.

The new regulations also changed the risk weights of certain assets, including an increase in the risk weight of certain high volatility commercial real estate acquisition, development and construction loans and non-residential mortgage loans that are 90 days past due or on non-accrual status to 150% from 100%, a credit conversion factor for the unused portion of commitments with maturities of less than one year that are not cancellable to 20% from 0%, an increase in the risk weight for mortgage servicing and deferred tax assets that are not deducted from capital to 250% from 100%, and an increase in the risk weight for equity exposures to 600% from 0%.

As of March 31, 2015 (unaudited), the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.    There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios are also presented in the table below.

					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2015 (unaudited):
Total Capital (to risk weighted assets)	$9,434	14.6%	$5,186	8.0%	$6,482	10.0%
Common Equity Tier 1 Capital	8,913	13.8	2,917	4.5	4,213	6.5
Tier 1 Capital (to risk weighted assets)	8,913	13.8	3,889	6.0	5,186	8.0
Tier 1 Capital (to average assets)	8,913	7.9	4,539	4.0	5,673	5.0

As of September 30, 2014:
Total Capital (to risk weighted assets)	$8,172	13.3%	$4,901	8.0%	$6,126	10.0%
Tier 1 Capital (to risk weighted assets)	7,667	12.5	2,451	4.0	3,676	6.0
Tier 1 Capital (to average assets)	7,667	8.1	3,787	4.0	4,733	5.0

NOTE 9 - OTHER COMPREHENSIVE INCOME (LOSS)

GAAP generally requires that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities are reported as a separate component of the stockholders’ equity section of the consolidated balance sheets, such items, along with net income (loss), are components of comprehensive income (loss).

The components of other comprehensive income (loss), included in stockholders’ equity, are as follows during the three and six months ended March 31, 2015 and 2014 (unaudited):

	Three months ended March 31,
	2015	2014
	(In Thousands)
Unrealized gains (losses) on securities:
Net unrealized holding gain on available-for-sale securities	$144	$20
Reclassification adjustment for realized (gains) losses in net income	—	—
	144	20
Income tax expense	(54)	(6)
Other comprehensive income, net of tax	$90	$14

	Six months ended March 31,
	2015	2014
	(In Thousands)
Unrealized gains (losses) on securities:
Net unrealized holding gain (loss) on available-for-sale securities	$320	$(43)
Reclassification adjustment for realized (gains) losses in net income	—	—
	320	(43)
Income tax (expense) benefit	(121)	17
Other comprehensive income (loss), net of tax	$199	$(26)

At March 31, 2015 (unaudited) and September 30, 2014, the components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	March 31,	September 30,
	2015	2014
	(In Thousands)
Net unrealized gain on securities available-for-sale	$266	$67
Total accumulated other comprehensive income	$266	$67

NOTE 10 - EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”)

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

At March 31, 2015 (unaudited), the remaining principal balance on the ESOP debt is $332,000 and the number of shares held by the ESOP is 46,287.

Total compensation expense recognized in connection with the ESOP was $25,000 and $23,000 for the three months ended March 31, 2015 and 2014, respectively (unaudited), and $50,000 and $46,000 for the six months ended March 31, 2015 and 2014, respectively (unaudited).

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

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: owner and non-owner occupied residential real estate, home equity, multi-family, commercial real estate, construction, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses for the six months ended March 31, 2015.

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

Comparison of Financial Condition at March 31, 2015 (unaudited) and September 30, 2014

Total Assets. Total assets increased by $5.6 million, from $109.2 million at September 30, 2014 to $114.8 million at March 31, 2015, primarily due to an increase in loans held-for-sale of $4.8 million and an increase in loans, net, of $1.6 million. These increases were primarily offset by a decrease in cash and cash equivalents of $691,000.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $691,000, from $5.9 million at September 30, 2014 to $5.2 million at March 31, 2015, in order to fund new loan originations.

Interest-Bearing Time Deposits in Other Banks. These deposits decreased by $4,000, from $2.0 million at September 30, 2014 to $2.0 million at March 31, 2015.  We maintain funds in these accounts in order to improve the yield earned on excess liquidity.

Securities. Our securities portfolio consists primarily of residential mortgage-backed securities issued by U.S. government agencies and government sponsored enterprises. Investments in available-for-sale securities decreased by $203,000, from $16.6 million at September 30, 2014 to $16.4 million at March 31, 2015.  The decrease is primarily due to repayments, net of purchases, of mortgage-backed securities.

Loans, Net. Loans, net, increased by $1.6 million, from $77.0 million at September 30, 2014 to $78.6 million at March 31, 2015. This increase was primarily due to new loans originated, net of repayments.

Loans Held-for-Sale. Loans held-for-sale increased by $4.8 million, from $2.7 million at September 30, 2014 to $7.5 million at March 31, 2015, primarily due to the timing of loan closings and fundings.

Deposits. Our primary sources of funds are retail deposit accounts held primarily by individuals and businesses within our primary market area. Total deposits increased by $5.6 million, from $87.5 million at September 30, 2014 to $93.1 million at March 31, 2015, primarily due to a $2.7 million increase in certificates of deposit and a $1.9 million increase in noninterest-bearing demand deposit accounts.

The following table sets forth the balances of our deposit products at the dates indicated:

	March 31,		September 30,
(Dollars in thousands)	2015		2014
	(unaudited)
Noninterest-bearing demand deposits	$16,247	17.45%	$14,355	16.41%
Interest bearing deposits:
Money market	12,473	13.40	11,905	13.61
Regular and other savings	11,772	12.65	11,345	12.97
Certificates of deposit	52,592	56.50	49,878	57.01
Total	$93,084	100.00%	$87,483	100.00%

Borrowings. We generally use borrowings from the Federal Home Loan Bank of Boston to supplement our supply of funds for originating loans and purchasing securities. Federal Home Loan Bank of Boston borrowings outstanding at March 31, 2015 were $10.7 million. Total borrowings outstanding at September 30, 2014 were $11.0 million.

Comparison of Results of Operations for the Three and Six Months Ended March 31, 2015 and 2014 (unaudited)

Net Income (Loss). Net income (loss) went from a net loss of ($5,000) for the three months ended March 31, 2014 to net income of $72,000 for the three months ended March 31, 2015, primarily due to an increase in total noninterest income of $119,000 and an increase in interest income of $229,000, offset by an increase in noninterest expense of $167,000 and an increase in interest expense of $55,000.

Net income (loss) went from a net loss of ($73,000) for the six months ended March 31, 2014 to net income of $97,000 for the six months ended March 31, 2015, primarily due to an increase in noninterest income of $184,000 and an increase in interest income of $500,000, offset by an increase in noninterest expense of $265,000, an increase in interest expense of $110,000 and an increase in provision for loan losses of $36,000.

Net Interest and Dividend Income. Net interest and dividend income increased by $174,000, from $633,000 for the three months ended March 31, 2014 to $807,000 for the three months ended March 31, 2015, primarily due to the increase in loans, net and investment securities. The average outstanding balance of loans, net, increased by $19.8 million, from $65.5 million for the three months ended March 31, 2014 to $85.3 million for the three months ended March 31, 2015, and the average balance of investment securities increased by $7.2 million, from $10.6 million for the three months ended March 31, 2014 to $17.8 million for the three months ended March 31, 2015. The average yield on interest-earning assets decreased from 3.85% for the three months ended March 31, 2014 to 3.75% for the three months ended March 31, 2015, while the average balance of interest-earning assets increased from $80.6 million to $107.1 million. The average rate paid on interest-bearing liabilities increased from 0.87% for the three months ended March 31, 2014 to 0.90% for the three months ended March 31, 2015. The interest rate spread decreased from 2.98% for the three months ended March 31, 2014 to 2.85% for the three months ended March 31, 2015. Interest expense on FHLB advances increased by $24,000, from $4,000 for the three months ended March, 31, 2014, to $28,000 for the three months ended March 31, 2015, primarily due to increased borrowings as a part of the bank’s growth strategy to fund loans.

Net interest and dividend income increased by $390,000, from $1.2 million for the six months ended March 31, 2014 to $1.6 million for the six months ended March 31, 2015 primarily due to the increase in loans, net and investment securities. The average outstanding balance of loans, net increased by $20.4 million, from $64.0 million for the six months ended March 31, 2014 to $84.4 million for the six months ended March 31, 2015, and the average balance of investment securities increased by $9.0 million, from $8.7 million for the six months ended March 31, 2014 to $17.8 million for the six months ended March 31, 2015.  The average yield on interest-earning assets decreased from 3.85% for the six months ended March 31, 2014 to 3.78% for the six months ended March 31, 2015, offset by an increase in the average balance of interest-earning assets from $77.4 million to $105.2 million. The average rate paid on interest-bearing liabilities decreased from 0.90% for the six months ended March 31, 2014 to 0.89% for the six months ended March 31, 2015. The interest rate spread decreased from 2.95% for the six months ended March 31, 2014 to 2.89% for the six months ended March 31, 2015. Interest expense on FHLB advances increased by $49,000, from $7,000 for the six months ended March 31, 2014, to $56,000 for the six months ended March 31, 2015, primarily due to increased borrowings as a part of the bank’s growth strategy to fund loans.

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

	Three months ended March 31,
	2015			2014
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate (4)	Balance	Paid	Rate (4)

Interest-earning assets:
Securities (1)	$17,788	$103	2.32%	$10,619	$66	2.49%
Loans, net (2)	85,283	895	4.20%	65,450	701	4.28%
Other interest earning assets (3)	3,999	6	0.60%	4,530	8	0.71%
Total interest-earning assets	107,070	1,004	3.75%	80,599	775	3.85%

Non-interest earning assets	10,476			8,999
Total assets	$117,546			$89,598

Interest bearing liabilities:
Regular savings accounts	$11,558	$5	0.17%	$9,642	$4	0.17%
Money market accounts	11,745	16	0.54%	10,012	13	0.52%
Time deposits	51,198	148	1.16%	40,336	121	1.20%
Total interest bearing deposits	74,501	169	0.91%	59,990	138	0.92%

Federal Home Loan Bank advances	13,052	28	0.86%	5,081	4	0.31%
Total interest-bearing liabilities	87,553	197	0.90%	65,071	142	0.87%

Demand deposits	16,185			11,144
Other liabilities	412			101
Stockholders’ equity	13,396			13,282
Total liabilities and stockholders’ equity	$117,546			$89,598

Net interest income		$807			$633

Interest rate spread			2.85%			2.98%
Net yield on earning assets			3.01%			3.14%

(1) Includes Federal Home Loan Bank stock, deposits with Co-operative Central Bank, and available-for-sale securities.

(2) Includes non-accrual loans and interest received on such loans, and loans held-for-sale.

(3) Includes short-term investments.

(4) Yields and rates for the three month periods ended March 31, 2015 and 2014 are annualized.

	Six months ended March 31,
	2015			2014
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate (4)	Balance	Paid	Rate (4)

Interest-earning assets:
Securities (1)	$17,777	$209	2.35%	$8,732	$100	2.29%
Loans, net (2)	84,358	1,771	4.20%	63,974	1,375	4.30%
Other interest earning assets (3)	3,084	11	0.71%	4,676	16	0.68%
Total interest-earning assets	105,219	1,991	3.78%	77,382	1,491	3.85%

Non-interest earning assets	10,519			9,009
Total assets	$115,738			$86,391

Interest bearing liabilities:
Regular savings accounts	$11,511	$9	0.16%	$9,668	$8	0.17%
Money market accounts	11,815	33	0.56%	9,914	27	0.54%
Time deposits	50,554	290	1.15%	38,570	236	1.22%
Total interest bearing deposits	73,880	332	0.90%	58,152	271	0.93%

Federal Home Loan Bank advances	12,891	56	0.87%	3,726	7	0.37%
Total interest-bearing liabilities	86,771	388	0.89%	61,878	278	0.90%

Demand deposits	15,244			11,059
Other liabilities	404			207
Stockholders’ equity	13,319			13,247
Total liabilities and stockholders’ equity	$115,738			$86,391

Net interest income		$1,603			$1,213

Interest rate spread			2.89%			2.95%
Net yield on earning assets			3.05%			3.14%

(1) Includes Federal Home Loan Bank stock, deposits with Co-operative Central Bank, and available-for-sale securities.

(2) Includes non-accrual loans and interest received on such loans, and loans held-for-sale.

(3) Includes short-term investments.

(4) Yields and rates for the six month periods ended March 31, 2015 and 2014 are annualized.

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

	Three Months Ended			Six Months Ended
	March 31, 2015			March 31, 2015
	Compared to			Compared to
	Three Months Ended			Six Months Ended
	March 31, 2014			March 31, 2014
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net

Interest income:
Securities (1)	$41	$(4)	$37	$106	$3	$109
Loans, net (2)	208	(14)	194	427	(31)	396
Other interest-earning assets (3)	(1)	(1)	(2)	(6)	1	(5)
Total interest-earning assets	248	(19)	229	527	(27)	500

Interest expense:
Deposits	$34	$(3)	$31	$74	$(13)	$61
Federal Home Loan Bank advances	11	13	24	31	18	49
Total interest-bearing liabilities	45	10	55	105	5	110
Increase (decrease) in net interest income	$203	$(29)	$174	$422	$(32)	$390

(1)         Includes Federal Home Loan Bank of Boston stock, deposits with the Cooperative Central Bank, and available-for-sale securities.

(2)         Includes non accruing loan balances and interest received on such loans, and loans held-for-sale.

(3)         Includes short-term investments.

Provision (Benefit) for Loan Losses. The benefit for loan losses decreased by $7,000, from $10,000 for the three months ended March 31, 2014 to $3,000 for the three months ended March 31, 2015.  The decrease in the benefit was due to the growth of the loan portfolio.

The provision for loan losses increased by $36,000, from ($21,000) for the six months ended March 31, 2014 to $15,000 for the six months ended March 31, 2015.  The increase in the provision was due to the growth of the loan portfolio.

Analysis of Loan Loss Experience. The following tables set forth an analysis of the allowance for loan losses for the periods indicated (unaudited).

	At or		At or
	For the		For the
	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Dollars in thousands)	2015	2014	2015	2014

Allowance beginning of period	$524	$424	$506	$435
(Benefit) provision for loan losses	(3)	(10)	15	(21)
Charge-offs	—	—	—	—
Recoveries	—	2	—	2
Allowance at end of period	$521	$416	$521	$416

Allowance for loan losses as a percent of non- performing loans	146.76%	N/A	146.76%	N/A
Allowance for loan losses as a percent of total loans	0.66%	0.65%	0.66%	0.65%
Net (charge-offs) recoveries to average loans outstanding during the period	—%	—%	—%	—%

Noninterest Income. Noninterest income increased by $119,000, from $234,000 for the three months ended March 31, 2014 to $353,000 for the three months ended March 31, 2015, primarily due to an increase in mortgage banking activities from $138,000 to $240,000. The increase in mortgage banking activities was primarily due to increased volume of loans sold in the secondary market.

Noninterest income increased by $184,000, from $414,000 for the six months ended March 31, 2014 to $598,000 for the six months ended March 31, 2015, primarily due to an increase in mortgage banking activities from $220,000 to $378,000. The increase in gain on secondary market activities was primarily due to increased volume of loans sold in the secondary market.

Noninterest Expense. Noninterest expense increased by $167,000, from $873,000 for the three months ended March 31, 2014 to $1.0 million for the three months ended March 31, 2015 primarily due to increases in salaries and employee benefit expense of $89,000 for salary adjustments and increased costs of employee benefits and compensation expense associated with restricted stock awards. Occupancy and equipment expense increased $28,000, primarily due to increased snow removal expenses, and professional fees increased $19,000 primarily due to additional outsourcing of loan quality control services.

Noninterest expense increased by $265,000, from $1.8 million for the six months ended March 31, 2014 to $2.0 million for the six months ended March 31, 2015 primarily due to increases in salaries and employee benefit expense of $145,000 for salary adjustments, increased costs of employee benefits and compensation expense associated with restricted stock awards. Occupancy and equipment expense increased $28,000 primarily due to increased snow removal expenses, and professional fees increased $28,000, primarily due to unforeseen legal expenses.

Income Tax Expense (Benefit). Income tax expense increased by $42,000, from $9,000 for the three months ended March 31, 2014 to $51,000 for the three months ended March 31, 2015, due to the increase in pre-tax income for the three months ended March 31, 2015. The effective tax rate was 225.0% for the three months ended March 31, 2014 and 41.5% for the three months ended March 31, 2015.

Income tax expense increased by $103,000, from ($38,000) for the six months ended March 31, 2014 to $65,000 for the six months ended March 31, 2015, due to the increase in pre-tax income for the six months ended March 31, 2015. The effective tax rate was (34.2%) for the six months ended March 31, 2014 and the effective tax rate was 40.1% for the six months ended March 31, 2015.

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

The following table provides information with respect to our nonperforming assets, including troubled debt restructurings, at the dates indicated.

	March 31,	September 30,
(Dollars in thousands)	2015	2014
	(unaudited)
Nonaccrual loans:
Real estate loans:
Residential	$336	$—
Commercial	—	—
Total real estate	336	—
Consumer loans	19	20
Total	355	20
Accruing loans past due 90 days or more	—	—
Total nonaccrual loans and accruing loans past due 90 days	355	20
Other real estate owned	—	—
Total nonperforming assets	355	20
Troubled debt restructurings	—	—
Total nonperforming assets and troubled debt restructurings	$355	$20

Total nonperforming loans to total loans	0.45%	0.03%
Total nonperforming loans to total assets	0.31%	0.02%
Total nonperforming assets and troubled debt restructurings to total assets	0.31%	0.02%

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

The Bank’s most liquid assets are cash and cash equivalents, interest-bearing deposits in other banks, and U.S. government federal agencies and mortgage-backed securities. The levels of these assets depend on the Bank’s operating, financing, lending and investing activities during any given period.  At March 31, 2015, cash and cash equivalents totaled $5.2 million.  Securities classified as available-for-sale provide additional sources of liquidity and had a market value of $16.4 million at March 31, 2015.  In addition, at March 31, 2015, the Bank had the ability to borrow a total of approximately $27.8 million from the Federal Home Loan Bank of Boston.  At March 31, 2015, the Bank had borrowings outstanding of $10.7 million.  At March 31, 2015, the Bank also had the ability to borrow $4.7 million from the Co-operative Central Bank, none of which was outstanding at that date. In addition, the Bank had a $500,000 line of credit available from Bankers’ Bank Northeast. At March 31, 2015, the Bank had no borrowings outstanding under this credit facility.

At March 31, 2015, the Bank had $8.7 million in loan commitments outstanding, which consisted of commitments to originate loans, available lines of credit, standby letters of credit and unadvanced funds on construction loans. Certificates of deposit due within one year after March 31, 2015 totaled $33.3 million, or 63% of total time deposits.  If these maturing deposits are not renewed, the Bank will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than the Bank currently pays on the certificates of deposit. Management believes, however, based on past experience that a significant portion of our certificates of deposit will be renewed.  The Bank has the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock.  The Company’s primary source of income is dividends received from the Bank.  Under Massachusetts banking law, the amount of dividends that the Bank may declare and pay to the Company in any calendar year, without receipt of prior approval from the Commissioner of Banks of Massachusetts, cannot exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock.  At March 31, 2015, the Company (unconsolidated basis) had liquid assets of $973,000.

Contractual Obligations. The Company has entered into a non-cancellable lease agreement pertaining to the Roslindale branch facility.

Capital Management.  The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At March 31, 2015, the Bank exceeded all of its regulatory capital requirements to be considered “well capitalized” under regulatory guidelines.  See note 8 of the notes to condensed unaudited consolidated financial statements.

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

Notional amounts of financial instrument liabilities with off-balance sheet credit risk are as follows (in thousands):

	March 31,	September 30,
	2015	2014
	(unaudited)
Commitments to originate loans	$2,025	$1,114
Unadvanced funds on lines of credit	5,823	5,259
Unadvanced funds on construction loans	689	527
Standby letters of credit	149	149
	$8,686	$7,049

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

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  The Company’s management believes that such routine legal proceedings, in the aggregate, are immaterial to the Company’s financial condition and results of operations.

Item 1A.  Risk Factors

There have been no material changes in the Company’s risk factors during the six months ended March 31, 2015. See the discussion and analysis of risk factors, in Item 1A entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014.

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

3.2                               Articles of Amendment to Articles of Incorporation of Meetinghouse Bancorp, Inc. (1)

3.3                               Bylaws of Meetinghouse Bancorp, Inc. (1)

31.1                        Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2                        Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0                        Section 1350 Certification

101.1                 The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balances Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

(1)                                 Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-180026), filed with the Securities and Exchange Commission on March 9, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEETINGHOUSE BANCORP, INC.

Dated: May 15, 2015	By:	/s/ Anthony A. Paciulli
Anthony A. Paciulli
President and Chief Executive Officer

Dated: May 15, 2015	By:	/s/ Wayne Gove
Wayne Gove
Senior Vice President and Chief Financial Officer