Form 10-Q
period 2015-06-30
Meetinghouse Bancorp, Inc.
filed 2015-08-14
CIK 1543367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The Registrant had 668,919 shares of common stock, par value $0.01 per share, outstanding as of August 14, 2015.

MEETINGHOUSE BANCORP, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (Unaudited)

MEETINGHOUSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	September 30,
	2015	2014
	(Unaudited)
ASSETS

Cash and due from banks	$3,847	$4,943
Federal funds sold	398	942
Interest-bearing demand deposits with other banks	58	53
Cash and cash equivalents	4,303	5,938
Interest-bearing time deposits in other banks	1,733	1,985
Investments in available-for-sale securities (at fair value)	16,540	16,638
Federal Home Loan Bank stock, at cost	958	754
Loans held-for-sale	7,278	2,727
Loans, net of allowance for loan losses of $550 as of June 30, 2015 and $506 as of September 30, 2014	82,108	77,015
Premises and equipment	1,718	1,772
Investment in real estate	1,131	1,090
Cooperative Central Bank deposit	427	427
Accrued interest receivable	301	273
Other assets	461	544
Total assets	$116,958	$109,163

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$18,137	$14,355
Interest-bearing	78,470	73,128
Total deposits	96,607	87,483
Federal Home Loan Bank advances	9,524	10,953
Deferred income tax liability, net	66	58
Other liabilities	287	219
Total liabilities	106,484	98,713
Stockholders’ equity:
Preferred stock, 500,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value; 5,000,000 shares authorized; 668,919 and 679,769 shares issued and outstanding at June 30, 2015 and September 30, 2014, respectively	7	7
Additional paid-in capital	5,784	5,903
Retained earnings	5,144	5,035
Unearned compensation - ESOP (26,715 shares unallocated at June 30, 2015 and 32,439 shares at September 30, 2014)	(281)	(341)
Unearned compensation - restricted stock awards	(261)	(221)
Accumulated other comprehensive income	81	67
Total stockholders’ equity	10,474	10,450
Total liabilities and stockholders’ equity	$116,958	$109,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEETINGHOUSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In thousands, except share data)

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Interest and dividend income:
Interest and fees on loans	$910	$738	$2,681	$2,113
Interest and dividends on securities	102	89	311	189
Other interest	5	7	16	23
Total interest and dividend income	1,017	834	3,008	2,325
Interest expense:
Interest on deposits	178	149	510	420
Interest on Federal Home Loan Bank advances	28	3	83	10
Total interest expense	206	152	593	430
Net interest and dividend income	811	682	2,415	1,895
Provision for loan losses	28	40	44	19
Net interest and dividend income after provision for loan losses	783	642	2,371	1,876
Noninterest income:
Mortgage banking activities	247	99	626	319
Customer service fees	93	56	281	230
Other income	21	11	52	31
Total noninterest income	361	166	959	580
Noninterest expense:
Salaries and employee benefits	599	494	1,696	1,446
Occupancy and equipment expense	170	120	423	345
Professional fees	101	112	315	298
Data processing	74	70	262	221
Deposit insurance expense	23	18	68	46
Advertising	23	23	60	64
Supplies	16	12	44	32
Other expense	112	81	274	237
Total noninterest expense	1,118	930	3,142	2,689
Income (loss) before income tax expense (benefit)	26	(122)	188	(233)
Income tax expense (benefit)	14	(42)	79	(80)
Net income (loss)	$12	$(80)	$109	$(153)

Earnings (loss) per share:
Basic	$0.02	(0.13)	$0.18	$(0.25)
Diluted	$0.02	(0.13)	$0.18	$(0.25)

Weighted average shares outstanding
Basic	613,923	625,016	613,117	621,193
Diluted	614,147	625,016	613,117	621,193

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEETINGHOUSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)  INCOME

(In thousands)

	Three months ended June 30,
	2015	2014
	(Unaudited)
Net income (loss)	$12	$(80)
Other comprehensive (loss) income, net of tax:
Net change in unrealized holding gain on available-for-sale securities	(185)	69
Other comprehensive (loss) income, net of tax	(185)	69
Comprehensive (loss)	$(173)	$(11)

	Nine months ended June 30,
	2015	2014
	(Unaudited)
Net income (loss)	$109	$(153)
Other comprehensive income (loss), net of tax:
Net change in unrealized holding gain on available-for-sale securities	14	42
Other comprehensive income, net of tax	14	42
Comprehensive income (loss)	$123	$(111)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEETINGHOUSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended June 30, 2015 and 2014

(In thousands, except share data)

(Unaudited)

							Accumulated
			Additional		Unearned	Unearned	Other
	Common Stock		Paid-in	Retained	Compensation	Compensation -	Comprehensive
	Shares	Amount	Capital	Earnings	- ESOP	Restricted Stock Awards	Income	Total
Balance, September 30, 2013	661,250	$7	$5,645	$5,179	$(482)	$—	$38	$10,387
Net loss	—	—	—	(153)	—	—	—	(153)
Other comprehensive income, net of tax	—	—	—	—	—	—	42	42
Common stock released by ESOP (7,632 shares)	—	—	15	—	80	—	—	95
Common stock committed to be released by ESOP (3,816 shares)	—	—	5	—	41	—	—	46
Balance, June 30, 2014	661,250	$7	$5,665	$5,026	$(361)	$—	$80	$10,417

Balance, September 30, 2014	679,769	$7	$5,903	$5,035	$(341)	$(221)	$67	$10,450
Net income	—	—	—	109	—	—	—	109
Other comprehensive income, net of tax	—	—	—	—	—	—	14	14
Issuance of restricted stock awards	7,669	—	104	—	—	(104)	—	—
Compensation expense - stock options	—	—	4	—	—	—	—	4
Shares repurchased	(18,519)	—	(243)	—	—	—	—	(243)
Compensation expense - restricted stock awards	—	—	—	—	—	64	—	64
Common stock released by ESOP (1,908 shares)	—	—	5	—	20	—	—	25
Common stock committed to be released by ESOP (3,816 shares)	—	—	11	—	40	—	—	51
Balance, June 30, 2015	668,919	$7	$5,784	$5,144	$(281)	$(261)	$81	$10,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEETINGHOUSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended June 30,
	2015	2014
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$109	$(153)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of securities, net	27	25
Provision for loan losses	44	19
Change in deferred loan costs, net	(2)	(125)
Loans originated for sale	(60,258)	(30,607)
Proceeds from sale of loans	56,267	26,133
Gain on sales of loans	(560)	(314)
Depreciation and amortization	131	131
Increase in accrued interest receivable	(28)	(34)
(Increase) decrease in mortgage servicing asset	(13)	—
Decrease (increase) in other assets	96	(121)
Compensation expense - restricted stock awards	64	—
Compensation expense - ESOP	76	141
Compensation expense - stock options	4	—
Increase (decrease) in accrued expenses and other liabilities	68	(210)

Net cash used in operating activities	(3,975)	(5,115)

Cash flows from investing activities:
Purchases of interest-bearing time deposits in other banks	(1,485)	(1,738)
Proceeds from maturities of interest-bearing time deposits in other banks	1,737	2,901
Purchases of available-for-sale securities	(1,402)	(10,146)
Proceeds from maturities of available-for-sale securities	1,495	1,033
Loan originations and principal collections, net	(5,135)	(11,985)
Recoveries of loans previously charged off	—	3
Purchase of Federal Home Loan Bank stock	(204)	(279)
Capital expenditures	(118)	(145)

Net cash used in investing activities	(5,112)	(20,356)

Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	4,940	4,383
Net increase in time deposits	4,184	11,320
Net change in short-term advances from Federal Home Loan Bank	(1,429)	8,760
Common stock acquired - repurchase plan	(243)	—

Net cash provided by financing activities	7,452	24,463

Net decrease in cash and cash equivalents	(1,635)	(1,008)
Cash and cash equivalents at beginning of period	5,938	4,713
Cash and cash equivalents at end of period	$4,303	$3,705

Supplemental disclosures:
Interest paid	$594	$430
Income taxes received	(4)	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Meetinghouse Bancorp, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended June 30, 2015 and 2014

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

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments) that are necessary for a fair presentation.  The results shown for the interim periods ended June 30, 2015 and June 30, 2014 are not necessarily indicative of the results to be obtained for a full year.  These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2014 included in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”).

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).”  The objective of this ASU is to clarify principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards.  The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards.  The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  For public entities the amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. However, in July 2015, the FASB voted to approve deferring the effective date by one year (i.e., interim and annual reporting period beginning after December 15, 2017). Early adoption is permitted, but not before the original effective date (i.e., interim and annual reporting periods beginning after December 15, 2016). The Company is currently reviewing this ASU to determine if it will have an impact on its consolidated financial statements.

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

In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” The amendments in this ASU remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. ASU 2015-07 is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The guidance shall be applied on a retrospective basis. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

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

EPS for the three and nine months ended June 30, 2015 and 2014 have been computed as follows (in thousands, except share data):

	Three months ended June 30,
	2015	2014
	(unaudited)

Net income (loss) applicable to common stock	$12	$(80)

Average number of shares issued	664,914	661,250
Average unallocated ESOP shares	(28,602)	(36,234)
Average unvested restricted stock awards	(22,389)	—
Average number of common shares outstanding used to calculate basic earnings (loss) per share	613,923	625,016
Effect of dilutive shares	224	—
Average number of common shares outstanding used to calculate diluted earnings (loss) per share	614,147	625,016

Basic earnings (loss) per share	$0.02	$(0.13)
Diluted earnings (loss) per share	$0.02	$(0.13)

	Nine months ended June 30,
	2015	2014
	(unaudited)

Net income (loss) applicable to common stock	$109	$(153)

Average number of shares issued	663,361	661,250
Average unallocated ESOP shares	(30,517)	(40,057)
Average unvested restricted stock awards	(19,727)	—
Average number of common shares outstanding used to calculate basic earnings (loss) per share	613,117	621,193
Effect of dilutive shares	—	—
Average number of common shares outstanding used to calculate diluted earnings (loss) per share	613,117	621,193

Basic earnings (loss) per share	$0.18	$(0.25)
Diluted earnings (loss) per share	$0.18	$(0.25)

Options to purchase 59,509 shares were included in the computation of diluted earnings per share for the three-month period ending June 30, 2015. There were no options to purchase shares included in the computation of diluted earnings per share for the nine-month period ending June 30, 2015 because to do so would have been antidilutive. There were no outstanding options or awards during the nine-month period ending June 30, 2014.

NOTE 5 - INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

The amortized cost and estimated fair value of securities available-for-sale, with gross unrealized gains and losses, are as follows (in thousands):

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
June 30, 2015 (unaudited):
U.S. Government and federal agency obligations	$3,413	$27	$8	$3,432
Taxable municipal securities	298	—	3	295
Asset-backed securities	845	18	—	863
Mortgage-backed securities	11,852	142	44	11,950
	$16,408	$187	$55	$16,540

September 30, 2014:
U.S. Government and federal agency obligations	$3,403	$10	$28	$3,385
Taxable municipal securities	301	—	2	299
Asset-backed securities	911	5	—	916
Mortgage-backed securities	11,913	158	33	12,038
	$16,528	$173	$63	$16,638

The amortized cost and estimated fair value of available-for-sale securities, segregated by contractual maturity at June 30, 2015, are presented below (in thousands):

	Amortized	Fair
(Unaudited)	Cost Basis	Value
Due within one year	$—	$—
Due after one year through five years	750	750
Due after five years through ten years	2,961	2,977
Due after ten years	—	—
Asset-backed securities	845	863
Mortgage-backed securities	11,852	11,950
	$16,408	$16,540

There were no sales of available-for-sale securities during the nine months ended June 30, 2015 and 2014.

Information pertaining to securities with gross unrealized losses at June 30, 2015, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2015 (unaudited):
U.S. Government and federal agency obligations	$841	$8	$—	$—	$841	$8
Taxable municipal securities	294	3	—	—	294	3
Mortgage-backed securities	3,700	37	431	7	4,131	44
Total temporarily impaired securities	$4,835	$48	$431	$7	$5,266	$55

September 30, 2014:
U.S. Government and federal agency obligations	$1,445	$22	$744	$6	$2,189	$28
Taxable municipal securities	299	2	—	—	299	2
Mortgage-backed securities	3,254	20	734	13	3,988	33
Total temporarily impaired securities	$4,998	$44	$1,478	$19	$6,476	$63

Management conducts, at least on a quarterly basis, a review of the Company’s investment securities to determine if the value of any security has declined below its cost or amortized cost and whether such decline represents other-than-temporary impairment.  The investments in the Company’s investment portfolio that are temporarily impaired as of June 30, 2015 consist of sixteen mortgage-backed securities, three debt securities issued by a U.S. Government federal agency and one taxable municipal security. The unrealized losses at June 30, 2015 are attributable to changes in market interest rates since the Company acquired the securities.  As management has the ability and the intent to hold debt securities until maturity, the declines are deemed to be not other-than-temporary.

NOTE 6 - LOANS

Loans consist of the following:

	June 30,		September 30,
	2015		2014
	(Unaudited)
	(Dollars in thousands)
Real estate loans:
Residential	$50,300	61.27%	$48,654	63.21%
Commercial	12,768	15.55	12,473	16.20
Construction	4,074	4.96	1,736	2.26
Multi-family	2,781	3.39	2,837	3.69
Total real estate	69,923	85.17	65,700	85.36

Commercial	3,014	3.67	2,940	3.82

Consumer loans:
Home equity	7,705	9.38	6,989	9.08
Other	1,461	1.78	1,339	1.74
Total consumer	9,166	11.16	8,328	10.82
		100.00%		100.00%
Total loans	82,103		76,968
Allowance for loan losses	(550)		(506)
Deferred loan costs, net	555		553
Net loans	$82,108		$77,015

The following table sets forth information regarding the allowance for loan losses by portfolio segment as of and for the nine months ended June 30, 2015 (unaudited):

	Real Estate						Consumer
	1-4 Family	1-4 Family
	Owner	Non-Owner
(In thousands)	Occupied	Occupied	Commercial	Construction	Multi-family	Commercial	Home Equity	Other	Total
Allowance for loan losses:
Beginning balance	$165	$101	$86	$17	$28	$25	$41	$43	$506
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Provision (benefit)	8	1	3	24	—	1	3	4	44
Ending balance	$173	$102	$89	$41	$28	$26	$44	$47	$550

Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	173	102	89	41	28	26	44	47	550
Total allowance for loan losses ending balance	$173	$102	$89	$41	$28	$26	$44	$47	$550

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	34,534	15,766	12,768	4,074	2,781	3,014	7,705	1,461	82,103
Total loans ending balance	$34,534	$15,766	$12,768	$4,074	$2,781	$3,014	$7,705	$1,461	$82,103

The following table sets forth information regarding the allowance for loan losses by portfolio segment as of and for the nine months ended June 30, 2014 (unaudited):

	Real Estate						Consumer
	1-4 Family	1-4 Family
	Owner	Non-Owner
(In thousands)	Occupied	Occupied	Commercial	Construction	Multi-family	Commercial	Home Equity	Other	Total

Allowance for loan losses:
Beginning balance	$178	$75	$81	$8	$17	$16	$31	$29	$435
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	3	3
(Benefit) provision	(15)	12	(10)	2	12	6	4	8	19
Ending balance	$163	$87	$71	$10	$29	$22	$35	$40	$457

The following table sets forth information regarding the allowance for loan losses by portfolio segment as of September 30, 2014:

	Real Estate						Consumer
	1-4 Family	1-4 Family
	Owner	Non-Owner
(In thousands)	Occupied	Occupied	Commercial	Construction	Multi-family	Commercial	Home Equity	Other	Total

Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	165	101	86	17	28	25	41	43	506
Total allowance for loan losses ending balance	$165	$101	$86	$17	$28	$25	$41	$43	$506

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	33,179	15,475	12,473	1,736	2,837	2,940	6,989	1,339	76,968
Total loans ending balance	$33,179	$15,475	$12,473	$1,736	$2,837	$2,940	$6,989	$1,339	$76,968

The following table sets forth information regarding nonaccrual loans and past-due loans as of June 30, 2015 (unaudited):

			90 Days				90 Days or
	30–59 Days	60–89 Days	or More	Total	Total	Total	More Past Due
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing	Nonaccrual

June 30, 2015:
Real estate:
Residential	$184	$—	$148	$332	$49,968	$50,300	$—	$332
Commercial	—	—	—	—	12,768	12,768	—	—
Construction	—	—	—	—	4,074	4,074	—	—
Multi-family	—	—	—	—	2,781	2,781	—	—
Commercial	59	—	—	59	2,955	3,014	—	—
Home equity	—	221	—	221	7,484	7,705	—	19
Other consumer	—	—	—	—	1,461	1,461	—	—
Total	$243	$221	$148	$612	$81,491	$82,103	$—	$351

The following table sets forth information regarding nonaccrual loans and past-due loans as of September 30, 2014:

			90 Days				90 Days or
	30–59 Days	60–89 Days	or More	Total	Total	Total	More Past Due
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing	Nonaccrual

September 30, 2014:
Real estate:
Residential	$386	$34	$—	$420	$48,234	$48,654	$—	$—
Commercial	—	—	—	—	12,473	12,473	—	—
Construction	—	—	—	—	1,736	1,736	—	—
Multi-family	—	191	—	191	2,646	2,837	—	—
Commercial	—	—	—	—	2,940	2,940	—	—
Home equity	216	—	—	216	6,773	6,989	—	20
Other consumer	—	8	—	8	1,331	1,339	—	—
Total	$602	$233	$—	$835	$76,133	$76,968	$—	$20

As of June 30, 2015 (unaudited) and September 30, 2014, and during the nine months and year then ended, respectively, the Company had no loans categorized as impaired.

There were no loans modified during the nine months ended June 30, 2015 (unaudited) or during the year ended September 30, 2014 that met the definition of a troubled debt restructured loan as described in ASC 310-40.

As of June 30, 2015 (unaudited) there were no residential real estate loans in the process of foreclosure.

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

The following table presents the Company’s loans by risk rating as of June 30, 2015 (unaudited):

	Real Estate					Consumer
(In thousands)	Residential	Commercial	Construction	Multi-family	Commercial	Home Equity	Other	Total
June 30, 2015:
Grade:
Pass	$—	$12,768	$4,074	$2,781	$2,604	$—	$—	$22,227
Special mention	361	—	—	—	410	22	—	793
Substandard	—	—	—	—	—	19	—	19
Not formally rated	49,939	—	—	—	—	7,664	1,461	59,064
Total	$50,300	$12,768	$4,074	$2,781	$3,014	$7,705	$1,461	$82,103

The following table presents the Company’s loans by risk rating as of September 30, 2014:

	Real Estate					Consumer
(In thousands)	Residential	Commercial	Construction	Multi-family	Commercial	Home Equity	Other	Total
September 30, 2014:
Grade:
Pass	$—	$12,473	$1,736	$2,837	$2,761	$—	$—	$19,807
Special mention	225	—	—	—	179	28	—	432
Substandard	—	—	—	—	—	20	—	20
Not formally rated	48,429	—	—	—	—	6,941	1,339	56,709
Total	$48,654	$12,473	$1,736	$2,837	$2,940	$6,989	$1,339	$76,968

NOTE 7 - FAIR VALUE MEASUREMENTS

ASC 820-10, “Fair Value Measurement — Overall,” provides a framework for measuring fair value under GAAP.  This guidance also allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value at June 30, 2015 (unaudited) and September 30, 2014.  The Company did not have any significant transfers of assets between Levels 1 and 2 of the fair value hierarchy during the nine months ended June 30, 2015 (unaudited) and the year ended September 30, 2014.

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

Level 3 is for assets and liabilities that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence.  In the absence of such evidence, management’s best estimate is used.  Subsequent to inception, management only changes Level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.

The following summarizes assets measured at fair value on a recurring basis at June 30, 2015 (unaudited) and September 30, 2014:

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
June 30, 2015:
Securities available-for-sale:
U.S. Government and federal agency obligations	$3,432	$—	$3,432	$—
Taxable municipal securities	295	—	295	—
Asset-backed securities	863	—	863	—
Mortgage-backed securities	11,950	—	11,950	—
	$16,540	$—	$16,540	$—

September 30, 2014:
Securities available-for-sale:
U.S. Government and federal agency obligations	$3,385	$—	$3,385	$—
Taxable municipal securities	299	—	299	—
Asset-backed securities	916	—	916	—
Mortgage-backed securities	12,038	—	12,038	—
	$16,638	$—	$16,638	$—

The Company may be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with GAAP.  There were no Level 1, Level 2 or Level 3 nonrecurring fair value measurements at June 30, 2015 (unaudited) and September 30, 2014.

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows:

	June 30, 2015 (unaudited)
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$4,303	$4,303	$—	$—	$4,303
Interest-bearing time deposits with other banks	1,733	—	—	1,749	1,749
Available-for-sale securities	16,540	—	16,540	—	16,540
Federal Home Loan Bank stock	958	958	—	—	958
Loans held-for-sale	7,278	7,360	—	—	7,360
Loans, net	82,108	—	—	83,193	83,193
Corporate Central Bank deposit	427	427	—	—	427
Accrued interest receivable	301	301	—	—	301

Financial liabilities:
Deposits	96,607	—	—	96,890	96,890
Federal Home Loan Bank advances	9,524	—	—	9,508	9,508

	September 30, 2014
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$5,938	$5,938	$—	$—	$5,938
Interest-bearing time deposits with other banks	1,985	—	—	1,986	1,986
Available-for-sale securities	16,638	—	16,638	—	16,638
Federal Home Loan Bank stock	754	754	—	—	754
Loans held-for-sale	2,727	2,753	—	—	2,753
Loans, net	77,015	—	—	77,749	77,749
Corporate Central Bank deposit	427	427	—	—	427
Accrued interest receivable	273	273	—	—	273

Financial liabilities:
Deposits	87,483	—	—	87,769	87,769
Federal Home Loan Bank advances	10,953	—	—	10,933	10,933

The carrying amounts of financial instruments shown in the above tables are included in the consolidated balance sheets as of June 30, 2015 (unaudited) and September 30, 2014 under the indicated captions.  Accounting policies related to financial instruments are described below.

ASC 825, “Financial Instruments,” requires that the Company disclose estimated fair value for its financial instruments.  Fair value methods and assumptions used by the Company in estimating its fair value disclosures are as follows:

Cash and cash equivalents:  The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate those assets’ fair values.

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

As of June 30, 2015 (unaudited), the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios are also presented in the table below.

					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2015 (unaudited):
Common Equity Tier 1 Capital	$8,981	12.1%	$3,328	4.5%	$4,806	6.5%
Total Capital (to risk weighted assets)	9,531	12.9	5,915	8.0	7,394	10.0
Tier 1 Capital (to risk weighted assets)	8,981	12.1	4,437	6.0	5,915	8.0
Tier 1 Capital (to average assets)	8,981	7.9	4,552	4.0	5,690	5.0

As of September 30, 2014:
Total Capital (to risk weighted assets)	$8,172	13.3%	$4,901	8.0%	$6,126	10.0%
Tier 1 Capital (to risk weighted assets)	7,667	12.5	2,451	4.0	3,676	6.0
Tier 1 Capital (to average assets)	7,667	8.1	3,787	4.0	4,733	5.0

NOTE 9 - OTHER COMPREHENSIVE INCOME (LOSS)

GAAP generally requires that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities are reported as a separate component of the stockholders’ equity section of the consolidated balance sheets, such items, along with net income (loss), are components of comprehensive income (loss).

The components of other comprehensive income (loss), included in stockholders’ equity, are as follows during the three and nine months ended June 30, 2015 and 2014 (unaudited):

	Three months ended June 30,
	2015	2014
	(In Thousands)
Unrealized (losses) gains on securities:
Net unrealized holding (loss) gain on available-for-sale securities	$(298)	$110
Reclassification adjustment for realized (gains) losses in net income	—	—
	(298)	110
Income tax expense (benefit)	113	(41)
Other comprehensive (loss) income, net of tax	$(185)	$69

	Nine months ended June 30,
	2015	2014
	(In Thousands)
Unrealized gains on securities:
Net unrealized holding gain on available-for-sale securities	$22	$67
Reclassification adjustment for realized (gains) losses in net income	—	—
	22	67
Income tax expense	(8)	(25)
Other comprehensive income, net of tax	$14	$42

At June 30, 2015 (unaudited) and September 30, 2014, the components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	June 30,	September 30,
	2015	2014
	(In Thousands)
Net unrealized gain on securities available-for-sale	$81	$67
Total accumulated other comprehensive income	$81	$67

NOTE 10 — SHARE BASED COMPENSATION

Shareholders of Meetinghouse Bancorp Inc. approved the 2014 Equity Incentive Plan (“Plan”) on February 9, 2014, and the Board of Directors ratified the vote on April 15, 2014. Under the Plan, the Company may grant restricted stock awards and options to employees, officers and directors. On May 19, 2015, the Board of Directors issued 59,509 options to its officers and directors, all of which remained outstanding at June 30, 2015. Under the 2014 Plan, option grants generally vest over a seven-year period and expire ten years from the date of grant. Compensation cost is based on the grant-date fair value of the award. The fair value of awards that grant the employee the right to purchase the underlying shares once the vesting conditions are met is measured using a Black-Scholes model. The assumptions for the Black-Scholes model used to calculate the fair value of the options granted are as follows:

Weighted average fair value of stock options granted:	$4.79
Assumptions used to determine fair value:
Dividend yield:	0%
Risk free rate of return:	2.26%
Expected life of options (years):	10
Expected volatility:	21.57%

The total compensation expense related to options granted for the nine month period ended June 30, 2015 was $4,000.  As of June 30, 2015, there is $281,000 of unrecognized compensation expense related to options granted which is to be recognized over the remaining vesting period of 6.89 years.

On May 19, 2015, the Board of Directors granted stock awards in the amount of 7,669 shares to its management and employees. The awards vest over a three-year period. The total compensation expense related to stock awards granted for the nine-month period ended June 30, 2015 was $64,000. As of June 30, 2015, there is $261,000 of unrecognized compensation expense related to stock awards granted which is to be recognized over the remaining weighted-average vesting period of 2.4 years.

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

At June 30, 2015 (unaudited), the remaining principal balance on the ESOP debt is $332,000 and the number of shares held by the ESOP is 46,287.

Total compensation expense recognized in connection with the ESOP was $26,000 and $22,000 for the three months ended June 30, 2015 and 2014, respectively (unaudited), and $76,000 and $69,000 for the nine months ended June 30, 2015 and 2014, respectively (unaudited).

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

Comparison of Financial Condition at June 30, 2015 (unaudited) and September 30, 2014

Total Assets. Total assets increased by $7.8 million, from $109.2 million at September 30, 2014 to $117.0 million at June 30, 2015, primarily due to an increase in loans held-for-sale of $4.6 million and an increase in loans, net, of $5.1 million. These increases were primarily offset by a decrease in cash and cash equivalents of $1.6 million.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $1.6 million, from $5.9 million at September 30, 2014 to $4.3 million at June 30, 2015, in order to fund new loan originations.

Interest-Bearing Time Deposits in Other Banks. These deposits decreased by $300,000, from $2.0 million at September 30, 2014 to $1.7 million at June 30, 2015.  We maintain funds in these accounts in order to improve the yield earned on excess liquidity.

Securities. Our securities portfolio consists primarily of residential mortgage-backed securities issued by U.S. government agencies and government sponsored enterprises. Investments in available-for-sale securities decreased by $98,000, from $16.6 million at September 30, 2014 to $16.5 million at June 30, 2015.  The decrease is primarily due to repayments, net of purchases, of mortgage-backed securities.

Loans Held-for-Sale. Loans held-for-sale increased by $4.6 million, from $2.7 million at September 30, 2014 to $7.3 million at June 30, 2015, primarily due to the timing of loan closings and fundings.

Loans, Net. Loans, net, increased by $5.1 million, from $77.0 million at September 30, 2014 to $82.1 million at June 30, 2015. This increase was primarily due to new loans originated, net of repayments.

Deposits. Our primary sources of funds are retail deposit accounts held primarily by individuals and businesses within our primary market area. Total deposits increased by $9.1 million, from $87.5 million at September 30, 2014 to $96.6 million at June 30, 2015, primarily due to a $4.2 million increase in certificates of deposit and a $3.8 million increase in noninterest-bearing demand deposit accounts due to growth in business checking accounts.

The following table sets forth the balances of our deposit products at the dates indicated:

	June 30,		September 30,
	2015		2014
(Dollars in thousands)	(unaudited)
Noninterest-bearing demand deposits	$18,137	18.78%	$14,355	16.41%
Interest bearing deposits:
Money market	12,774	13.22	11,905	13.61
Regular and other savings	11,634	12.04	11,345	12.97
Certificates of deposit	54,062	55.96	49,878	57.01
Total	$96,607	100.00%	$87,483	100.00%

Borrowings. We generally use borrowings from the Federal Home Loan Bank of Boston to supplement our supply of funds for originating loans and purchasing securities. Federal Home Loan Bank of Boston borrowings outstanding at June 30, 2015 were $9.5 million. Total borrowings outstanding at September 30, 2014 were $11.0 million.

Comparison of Results of Operations for the Three and Nine Months Ended June 30, 2015 and 2014 (unaudited)

Net Income (Loss). Net income (loss) went from a net loss of ($80,000) for the three months ended June 30, 2014 to net income of $12,000 for the three months ended June 30, 2015, primarily due to an increase in total noninterest income of $195,000 and an increase in interest income of $183,000, offset by an increase in noninterest expense of $188,000 and an increase in interest expense of $54,000.

Net income (loss) went from a net loss of ($153,000) for the nine months ended June 30, 2014 to net income of $109,000 for the nine months ended June 30, 2015, due to an increase in noninterest income of $379,000 and an increase in interest income of $683,000, offset by an increase in noninterest expense of $453,000, an increase in interest expense of $163,000 and an increase in provision for loan losses of $25,000.

Net Interest and Dividend Income. Net interest and dividend income increased by $129,000, from $682,000 for the three months ended June 30, 2014 to $811,000 for the three months ended June 30, 2015, primarily due to the increase in loans, net and investment securities. The average outstanding balance of loans, net, increased by $17.0 million from $69.4 million for the three months ended June 30, 2014 to $86.4 million for the three months ended June 30, 2015, and the average balance of investment securities increased by $3.6 million, from $14.3 million for the three months ended June 30, 2014 to $17.9 million for the three months ended June 30, 2015. The average yield on interest-earning assets decreased from 3.81% for the three months ended June 30, 2014 to 3.78% for the three months ended June 30, 2015, while the average balance of interest-earning assets increased from $87.5 million to $107.7 million. The average rate paid on interest-bearing liabilities increased from 0.85% for the three months ended June 30, 2014 to 0.95% for the three months ended June 30, 2015. The interest rate spread decreased from 2.96% for the three months ended June 30, 2014 to 2.83% for the three months ended June 30, 2015. Interest expense on FHLB advances increased by $25,000, from $3,000 for the three months ended June 30, 2014, to $28,000 for the three months ended June 30, 2015, primarily due to increased borrowings as a part of the Company’s growth strategy to fund loans.

Net interest and dividend income increased by $520,000, from $1.9 million for the nine months ended June 30, 2014 to $2.4 million for the nine months ended June 30, 2015, primarily due to the increase in loans, net and investment securities. The average outstanding balance of loans, net increased by $19.3 million, from $65.8 million for the nine months ended June 30, 2014 to $85.1 million for the nine months ended June 30, 2015, and the average balance of investment securities increased by $7.2 million, from $10.6 million for the nine months ended June 30, 2014 to $17.8 million for the nine months ended June 30, 2015.  The average yield on interest-earning assets decreased from 3.84% for the nine months ended June 30, 2014 to 3.78% for the nine months ended June 30, 2015, offset by an increase in the average balance of interest-earning assets from $80.8 million to $106.0 million. The average rate paid on interest-bearing liabilities increased from 0.88% for the nine months ended June 30, 2014 to 0.91% for the nine months ended June 30, 2015. The interest rate spread decreased from 2.96% for the nine months ended June 30, 2014 to 2.87% for the nine months ended June 30, 2015. Interest expense on FHLB advances increased by $73,000, from $10,000 for the nine months ended June 30, 2014, to $83,000 for the nine months ended June 30, 2015, primarily due to increased borrowings as a part of the Company’s growth strategy to fund loans.

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

	Three months ended June 30,
	2015			2014
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate (4)	Balance	Paid	Rate (4)

Interest-earning assets:
Securities (1)	$17,948	$102	2.27%	$14,297	$89	2.49%
Loans, net (2)	86,438	910	4.21%	69,408	738	4.25%
Other interest earning assets (3)	3,279	5	0.61%	3,821	7	0.73%
Total interest-earning assets	107,665	1,017	3.78%	87,526	834	3.81%

Non-interest earning assets	10,658			9,075
Total assets	$118,323			$96,601

Interest bearing liabilities:
Regular savings accounts	$11,609	4	0.14%	$10,348	4	0.15%
Money market accounts	12,119	17	0.56%	10,751	15	0.56%
Time deposits	52,980	157	1.19%	44,960	130	1.16%
Total interest bearing deposits	76,708	178	0.93%	66,059	149	0.90%

Federal Home Loan Bank advances	10,077	28	1.11%	5,198	3	0.23%
Total interest-bearing liabilities	86,785	206	0.95%	71,257	152	0.85%

Demand deposits	16,872			11,835
Other liabilities	195			195
Stockholders’ equity	14,471			13,314
Total liabilities and stockholders’ equity	$118,323			$96,601

Net interest income		$811			$682

Interest rate spread			2.83%			2.96%
Net yield on earning assets			3.01%			3.12%

(1) Includes Federal Home Loan Bank stock, deposits with Co-operative Central Bank, and available-for-sale securities.

(2) Includes non-accrual loans and interest received on such loans, and loans held-for-sale.

(3) Includes short-term investments.

(4) Yields and rates for the three month periods ended June 30, 2015 and 2014 are annualized.

	Nine months ended June 30,
	2015			2014
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate (4)	Balance	Paid	Rate (4)

Interest-earning assets:
Securities (1)	$17,834	$311	2.33%	$10,587	$189	2.38%
Loans, net (2)	85,052	2,681	4.20%	65,785	2,113	4.28%
Other interest earning assets (3)	3,149	16	0.68%	4,391	23	0.70%
Total interest-earning assets	106,035	3,008	3.78%	80,763	2,325	3.84%

Non-interest earning assets	10,437			9,099
Total assets	$116,472			$89,862

Interest bearing liabilities:
Regular savings accounts	$11,544	13	0.15%	$9,895	$12	0.16%
Money market accounts	11,916	50	0.56%	10,193	42	0.55%
Time deposits	51,363	447	1.16%	40,700	366	1.20%
Total interest bearing deposits	74,823	510	0.91%	60,788	420	0.92%

Federal Home Loan Bank advances	11,953	83	0.93%	4,217	10	0.32%
Total interest-bearing liabilities	86,776	593	0.91%	65,005	430	0.88%

Demand deposits	15,787			11,318
Other liabilities	206			270
Stockholders’ equity	13,703			13,269
Total liabilities and stockholders’ equity	$116,472			$89,862

Net interest income		$2,415			$1,895

Interest rate spread			2.87%			2.96%
Net yield on earning assets			3.04%			3.13%

(1) Includes Federal Home Loan Bank stock, deposits with Co-operative Central Bank, and available-for-sale securities.

(2) Includes non-accrual loans and interest received on such loans, and loans held-for-sale.

(3) Includes short-term investments.

(4) Yields and rates for the nine month periods ended June 30, 2015 and 2014 are annualized.

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

	Three Months Ended			Nine Months Ended
	June 30, 2015			June 30, 2015
	Compared to			Compared to
	Three Months Ended			Nine Months Ended
	June 30, 2014			June 30, 2014
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net

Interest income:
Securities (1)	$20	$(7)	$13	$126	$(4)	$122
Loans, net (2)	179	(7)	172	607	(39)	568
Other interest-earning assets (3)	(1)	(1)	(2)	(6)	(1)	(7)
Total interest-earning assets	198	(15)	183	727	(44)	683

Interest expense:
Deposits	$26	$3	$29	$101	$(11)	$90
Federal Home Loan Bank advances	5	20	25	36	37	73
Total interest-bearing liabilities	31	23	54	137	26	163
Increase (decrease) in net interest income	$167	$(38)	$129	$590	$(70)	$520

(1) Includes Federal Home Loan Bank of Boston stock, deposits with the Cooperative Central Bank, and available-for-sale securities.

(2) Includes non accruing loan balances and interest received on such loans, and loans held-for-sale.

(3) Includes short-term investments.

Provision (Benefit) for Loan Losses. The provision for loan losses decreased by $12,000, from $40,000 for the three months ended June 30, 2014 to $28,000 for the three months ended June 30, 2015.  The decrease in the provision was due to the slower growth of the loan portfolio.

The provision for loan losses increased by $25,000, from $19,000 for the nine months ended June 30, 2014 to $44,000 for the nine months ended June 30, 2015.  The increase in the provision was due to the growth of the loan portfolio.

Analysis of Loan Loss Experience. The following tables set forth an analysis of the allowance for loan losses for the periods indicated (unaudited).

	At or		At or
	For the		For the
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014

Allowance beginning of period	$522	$417	$506	$435
Provision for loan losses	28	40	44	19
Charge-offs	—	—	—	—
Recoveries	—	—	—	3
Allowance at end of period	$550	$457	$550	$457

Allowance for loan losses as a percent of non- performing loans	156.7%	2,176.2%	156.7%	2,176.2%
Allowance for loan losses as a percent of total loans	0.67%	0.65%	0.67%	0.65%
Net (charge-offs) recoveries to average loans outstanding during the period	—%	—%	—%	—%

Noninterest Income. Noninterest income increased by $195,000, from $166,000 for the three months ended June 30, 2014 to $361,000 for the three months ended June 30, 2015, primarily due to an increase in mortgage banking activities from $99,000 to $247,000. The increase in mortgage banking activities was primarily due to increased volume of loans sold in the secondary market.

Noninterest income increased by $379,000, from $580,000 for the nine months ended June 30, 2014 to $959,000 for the nine months ended June 30, 2015, primarily due to an increase in mortgage banking activities from $319,000 to $626,000. The increase in mortgage banking activities was primarily due to increased volume of loans sold in the secondary market.

Noninterest Expense. Noninterest expense increased by $188,000, from $930,000 for the three months ended June 30, 2014 to $1.1 million for the three months ended June 30, 2015, primarily due to increases in salaries and employee benefit expense of $105,000 for salary adjustments and increased costs of employee benefits and compensation expense associated with restricted stock awards. Occupancy and equipment expense increased $50,000, primarily due to increased snow removal expenses.

Noninterest expense increased by $453,000, from $2.7 million for the nine months ended June 30, 2014 to $3.1 million for the nine months ended June 30, 2015, primarily due to increases in salaries and employee benefit expense of $250,000 for salary adjustments, increased costs of employee benefits and compensation expense associated with restricted stock awards. Occupancy and equipment expense increased $78,000 primarily due to increased snow removal expenses. Data processing increased $41,000 primarily due to increase utilization of check processing services by business customers.

Income Tax Expense (Benefit). Income tax expense increased by $56,000, from ($42,000) for the three months ended June 30, 2014 to $14,000 for the three months ended June 30, 2015, due to the increase in pre-tax income for the three months ended June 30, 2015. The effective tax rate was (34.4%) for the three months ended June 30, 2014 and 53.8% for the three months ended June 30, 2015.

Income tax expense increased by $159,000, from ($80,000) for the nine months ended June 30, 2014 to $79,000 for the nine months ended June 30, 2015, due to the increase in pre-tax income for the nine months ended June 30, 2015. The effective tax rate was (34.3%) for the nine months ended June 30, 2014 and the effective tax rate was 42.0% for the nine months ended June 30, 2015.

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

The following table provides information with respect to our nonperforming assets, including troubled debt restructurings, at the dates indicated.

	June 30,	September 30,
(Dollars in thousands)	2015	2014
	(unaudited)
Nonaccrual loans:
Real estate loans:
Residential	$332	$—
Commercial	—	—
Total real estate	332	—
Consumer loans	19	20
Total	351	20
Accruing loans past due 90 days or more	—	—
Total nonaccrual loans and accruing loans past due 90 days	351	20
Other real estate owned	—	—
Total nonperforming assets	351	20
Troubled debt restructurings	—	—
Total nonperforming assets and troubled debt restructurings	$351	$20

Total nonperforming loans to total loans	0.42%	0.03%
Total nonperforming loans to total assets	0.30%	0.02%
Total nonperforming assets and troubled debt restructurings to total assets	0.30%	0.02%

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

The Bank’s most liquid assets are cash and cash equivalents, interest-bearing deposits in other banks, and U.S. government federal agencies and mortgage-backed securities. The levels of these assets depend on the Bank’s operating, financing, lending and investing activities during any given period.  At June 30, 2015, cash and cash equivalents totaled $4.3 million.  Securities classified as available-for-sale provide additional sources of liquidity and had a market value of $16.5 million at June 30, 2015.  In addition, at June 30, 2015, the Bank had the ability to borrow a total of approximately $26.4 million from the Federal Home Loan Bank of Boston.  At June 30, 2015, the Bank had borrowings outstanding of $9.5 million.  At June 30, 2015, the Bank also had the ability to borrow $4.8 million from the Co-operative Central Bank, none of which was outstanding at that date. In addition, the Bank had a $500,000 line of credit available from Bankers’ Bank Northeast. At June 30, 2015, the Bank had no borrowings outstanding under this credit facility.

At June 30, 2015, the Bank had $9.6 million in loan commitments outstanding, which consisted of commitments to originate loans, available lines of credit, standby letters of credit and unadvanced funds on construction loans. Certificates of deposit due within one year after June 30, 2015 totaled $37.4 million, or 69.1% of total time deposits.  If these maturing deposits are not renewed, the Bank will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than the Bank currently pays on the certificates of deposit. Management believes, however, based on past experience that a significant portion of our certificates of deposit will be renewed.  The Bank has the ability to attract and retain deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations, to pay any dividends and to repurchase any of its outstanding common stock.  The Company’s primary source of income is dividends received from the Bank.  Under Massachusetts banking law, the amount of dividends that the Bank may declare and pay to the Company in any calendar year, without receipt of prior approval from the Commissioner of Banks of Massachusetts, cannot exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock.  At June 30, 2015, the Company (unconsolidated basis) had liquid assets of $964,000.

Contractual Obligations. The Company has entered into a non-cancellable lease agreement pertaining to the Roslindale branch facility. The term of the lease commenced on February 1, 2013 and expires on January 31, 2018.

Capital Management.  The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2015, the Bank exceeded all of its regulatory capital requirements to be considered “well capitalized” under regulatory guidelines.  See note 8 of the notes to condensed unaudited consolidated financial statements.

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

Notional amounts of financial instrument liabilities with off-balance sheet credit risk are as follows (in thousands):

	June 30,	September 30,
	2015	2014
	(unaudited)
Commitments to originate loans	$3,466	$1,114
Unadvanced funds on lines of credit	5,423	5,259
Unadvanced funds on construction loans	571	527
Standby letters of credit	149	149
	$9,609	$7,049

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

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  The Company’s management believes that such routine legal proceedings, in the aggregate, are immaterial to the Company’s financial condition and results of operations.

Item 1A.  Risk Factors

There have been no material changes in the Company’s risk factors during the nine months ended June 30, 2015. See the discussion and analysis of risk factors, in Item 1A entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014.

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

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

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

MEETINGHOUSE BANCORP, INC.

Dated:	August 14, 2015	By:	/s/ Anthony A. Paciulli
Anthony A. Paciulli
President and Chief Executive Officer

Dated:	August 14, 2015	By:	/s/ Wayne Gove
Wayne Gove
Senior Vice President and Chief Financial Officer